Form 10-Q
period 2013-03-31
Wally World Media, Inc
filed 2013-05-15
CIK 1555214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to_________

Commission File Number:  333-185694

WALLY WORLD MEDIA, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-5370930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

65 Church St. 2nd Floor
New Brunswick, New Jersey 08901

(Address of principal executive offices) (Zip Code)

(732) 246-0439

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐		Accelerated Filer ☐
Non-Accelerated Filer ☐	(Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 23,670,000 shares of the Registrant’s Common Stock outstanding at May 15, 2013.

WALLY WORLD MEDIA, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Period Ended March 31, 2013

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Wally World Media, Inc.  “SEC” refers to the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
March 31, 2013

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
March 31, 2013

CONTENTS

Financial Statements:

Balance Sheets - As of March 31, 2013 (Unaudited) and September 30, 2012	F-2

Statements of Operations - For the Three and Six Months Ended March 31, 2013 and for the Period from May 17, 2012 (Inception) to March 31, 2013 (Unaudited)	F-3

Statements of Changes in Stockholders’ Equity For the Period from May 17, 2012 (Inception) to March 31, 2013 (Unaudited)	F-4

Statements of Cash Flows – For the Six Months Ended March 31, 2013 and for the Period from May 17, 2012 (Inception) to March 31, 2013 (Unaudited)	F-5

Notes to Unaudited Condensed Financial Statements	F-6

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	September 30,
	2013	2012
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$157,052	$83,840
Prepaid expenses and other current asset	32,837	2,137

Total Current Assets	189,889	85,977

Long Term Assets:
Security deposit	8,400	-

Total Assets	$198,289	$85,977

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$33,169	$307
Due to related parties	9,579	13,133

Total Current Liabilities	42,748	13,440
Commitments and Contingencies - (Note 5)

STOCKHOLDERS' EQUITY:
Preferred stock ($0.0001 par value; 50,000,000 shares authorized;
none issued or outstanding	-	-
Common stock ($0.0001 par value; 500,000,000 shares authorized;
23,330,000 and 19,080,000 shares issued and outstanding
at March 31, 2013 and Septmber 30, 2012, respectively)	2,333	1,908
Additional paid-in capital	596,403	171,828
Deficit accumulated during development stage	(443,195)	(101,199)

Total Stockholders' Equity	155,541	72,537

Total Liabilities and Stockholders' Equity	$198,289	$85,977

See accompanying notes to unaudited financial statements

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Three	For the Six	For the Period from May 17, 2012
	Months Ended	Months Ended	(Inception) to
	March 31, 2013	March 31, 2013	March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-	$-

OPERATING EXPENSES:
Compensation	124,273	236,051	322,787
Professional fees	30,686	47,368	57,675
Rent expense	6,063	11,388	12,596
Impairment expense	-	35,000	35,000
General and administrative	11,307	12,558	15,506

Total Operating Expenses	172,329	342,365	443,564

OTHER INCOME (EXPENSE)
Interest Income	168	369	369

Total Other Income (Expense)	168	369	369

NET LOSS	$(172,161)	$(341,996)	$(443,195)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	23,191,111	22,654,172	20,764,607

See accompanying notes to unaudited financial statements

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period from May 17, 2012 (Inception) to March 31, 2013
(UNAUDITED)

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance, May 17, 2012 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of common stock to founders	-	-	17,360,000	1,736	-	-	1,736

Issuance of common stock for services	-	-	850,000	85	84,915	-	85,000

Sale of common stock	-	-	870,000	87	86,913	-	87,000

Net loss from May 17, 2012 (inception) to September 30, 2012	-	-	-	-	-	(101,199)	(101,199)

Balance, September 30, 2012	-	$-	19,080,000	$1,908	$171,828	$(101,199)	$72,537

Sale of common stock	-	-	4,000,000	400	399,600	-	400,000

Issuance of common stock for services			250,000	25	24,975		25,000

Net loss	-	-	-	-	-	(341,996)	(341,996)

Balance, March 31, 2013	-	$-	23,330,000	$2,333	$596,403	$(443,195)	$155,541

See accompanying notes to unaudited financial statements.

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

		For the Period from
	For the Six Months Ended	May 17, 2012 (Inception) to
	March 31, 2013	March 31, 2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(341,996)	$(443,195)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of prepaid expense in connection
with the issuance of common stock issued for prepaid services	2,768	2,768
Impairment expense	35,000	35,000
Stock-based compensation and fees	-	86,736
Changes in operating assets and liabilities:
Prepaid expenses and other current asset	(8,468)	(10,605)
Security deposit	(8,400)	(8,400)
Accounts payable	32,862	33,169

NET CASH USED IN OPERATING ACTIVITIES	(288,234)	(304,527)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchased of intellectual properties from related party	(35,000)	(35,000)

NET CASH USED IN INVESTING ACTIVITIES	(35,000)	(35,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	4,579	17,712
Repayments of related party advances	(8,133)	(8,133)
Proceeds from sale of common stock	400,000	487,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	396,446	496,579

NET INCREASE IN CASH	108,212	192,052

CASH - beginning of period	83,840	-

CASH - end of period	$157,052	$157,052

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Common Stock for services	$25,000	$25,000

See accompanying notes to unaudited financial statements.

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Wally World Media, Inc. (the “Company”) was incorporated in the State of Nevada on May 17, 2012 and established a fiscal year end of September 30.  The Company’s principal business is focused on creating an internet crowd-sourcing, virtual, micro service network that allows users that register on the Company’s website to place job offerings for a service on the Company’s “youpop” platform, a social media website. Services may include a video of a personalized birthday wish, a practical joke, a dare, etc.  Additionally, the Company’s registered website users may post events such as a bachelor party or anniversary on the Company’s “Party Crowd” platform. Users may accept donations from people who are attending the event.

Basis of presentation and going concern

These unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (”SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by "GAAP" for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The accounting policies and procedures used in the preparation of these financial statements have been derived from the audited financial statements of the Company for the period from May 17, 2012 (inception) to September 30, 2012, which are contained in the Company’s Current Report on Form S-1/A. The balance sheet as of September 30, 2012 was derived from those financial statements.  The results of operations for the six months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

The Company is presented as a development stage company. Activities during the development stage include website development, development of the Company’s business plan and the raising of capital.

As reflected in the accompanying unaudited financial statements, the Company has a net loss and net cash used in operations of $341,996 and $318,655, respectively, for the six months ended March 31, 2013 and a deficit accumulated during development stage of $443,195 at March 31, 2013 and is in the development stage with no revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. Currently, management is seeking capital to implement its business plan.   Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of estimates

The preparation of the unaudited financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates include the valuation of deferred tax assets and the value of stock-based compensation and fees.

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with maturities of three months or less and money market accounts to be cash equivalents.

Fair Value Measurements and Fair Value of Financial Instruments

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  The Company classifies assets and liabilities recorded at fair value under the fair value hierarchy based upon the observability of inputs used in valuation techniques.  Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. The fair value measurements are classified under the following hierarchy:

●	Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets and liabilities in active markets;
●
Level 2—Observable inputs, other than quoted market prices, that are either directly or indirectly observable in the marketplace for identical or similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities; and

●	Level 3—Unobservable inputs that are supported by little or no market activity that is significant to the fair value of assets or liabilities.

The estimated fair value of certain financial instruments, including cash and cash equivalents and accounts payable are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed, and any resulting gains or losses are included in the Statement of Operations.

Software development costs

Costs incurred to develop internal-use software, including website development costs, during the preliminary project stage are expensed as incurred.  Internal-use software development costs are capitalized during the application development stage, which is after:  (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended.  Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed.  Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality.  Amortization is provided for on a straight-line basis over the expected useful life of three years of the internal-use software development costs and related upgrades and enhancements.  When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use.

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded an impairment loss in the amount of $35,000 during the six months ended March 31, 2013 (see Note 2).

Revenue recognition

The Company will recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured.  For all revenue sources discussed below, in accordance with ASC 605-45 “Principal Agent Considerations”, the Company recognizes revenue net of amounts paid to third parties. The Company’s specific revenue recognition policies are as follows:

Users that register on the Company’s website may place job offerings for a service on the Company’s “Youpop” platform, a social media website (the “Job Offeror”). The Job Offeror will offer cash payments for a specific service to be completed. For example, the Job Offeror may require another user to provide a video of a specific content (i.e. personalized birthday wish, practical joke, dares, etc.).  Other users that are looking to fulfill job postings (the “Job Offeree”) apply for the job. Once the Job Offeree applies, the Job Offeror can view the applicants profile, past jobs, user rating and ask direct questions.  Once the Job Offeror engages a Job Offeree, the Company will charge the Job Offeror’s credit card for the service fee including its transaction fee of up to 30% of the transaction amount and the Company will hold the money until the work is completed by the job offeree and uploaded to Youpop for review and acceptance.  At such time, the Company will record deferred revenue for the amount of the transaction fee and a customer deposit for the amount received from the Job Offeror. Upon acceptance of the completed task by the Job Offeror, the money is moved to the Job Offeree’s account and the Company will recognize transaction fee revenue.  Job Offerees may request the funds be sent to them or they may leave it on account.  Upon completion of the job, the Company recognizes revenue which consists of a transaction fee of up to 30% of the transaction amount with 50% paid by the Job Offeror and 50% by the Job Offeree.

Income taxes

The Company is governed by the Income Tax Law of the United States. The Company utilizes ASC Topic 740, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Under ASC Topic 740, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements.

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

Stock-based compensation

The Company accounts for stock-based instruments granted to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to estimate and recognize the grant-date fair value of stock based awards issued to employees and directors.  The Company recognizes compensation on a straight-line basis over the requisite service period for each award.  There were no options outstanding as of March 31, 2013. The Company accounts for non-employee stock-based awards in accordance with the measurement and recognition criteria under ASC Topic 505-50.

Advertising

Advertising is expensed as incurred and is included in general and administrative expenses in the accompanying condensed statements of operations. For the six months ended March 31, 2013, advertising expense was $0.

Research and development

Research and development costs are expensed as incurred. For the six months ended March 31, 2013, research and development costs were $0.

Net loss per share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At March 31, 2013, the Company did not have any potentially dilutive securities outstanding.

Recent accounting pronouncements

Accounting standards which were not effective until after March 31, 2013 are not expected to have a material impact on the Company’s  financial position or results of operations.

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

NOTE 2 – RELATED PARTY TRANSACTIONS

During the six months ended March 31, 2013, the Company’s CEO paid certain office expenses amounting to $4,813 on behalf of the Company and there were amounts due of $8,133 for working capital the CEO previously advanced to the Company during the period from May 17, 2012 to September 30, 2012. During the six months ended March 31, 2013, the Company repaid $8,367 to the Company’s CEO, leaving a balance of $4,579 at March 31, 2013.

The following related party from time to time, provided advances to the Company for working capital purposes. At March 31, 2013, the Company had a payable to this individual of $5,000. These advances were short-term in nature and non-interest bearing.

Name	Balance at March 31, 2013	Relationship
Robb Knie	$5,000	Majority stockholder/former CEO and current employee
Darin Myman	$4,579	Company’s CEO
	$9,579

On October 22, 2012, the Company paid $35,000 to Robb Knie, the Company’s majority stockholder and employee and former chief executive officer (the “Seller”) for the purchase of certain intellectual properties consisting URL’s, trademarks and programming code (the “Purchased Assets”). In connection with the acquisition of the Purchased Assets, the Company recorded intellectual properties of $35,000, which is less than the Seller’s original cost basis. For the six months ended March 31, 2013, the Company recognized an impairment charge of $35,000 in connection with the Purchased Assets.

NOTE 3 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company authorized 50,000,000 preferred shares.  Preferred shares may be designated by the Company’s board of directors.  There were no shares designated as of March 31, 2013.

Common stock

On May 17, 2012, the Company issued 17,360,000 shares of its common stock to the Company’s founders for services rendered. As there was no determinable fair value of founder’s shares, the Company valued these common shares at a nominal value of $.0001 per common share. In connection with issuance of these common shares, the Company recorded stock-based compensation of $1,736.

During the period from June 2012 to September 2012, the Company sold 870,000 of its common shares for cash proceeds of $0.10 per share, or $87,000 in a private placement.

On July 16, 2012, the Company issued 850,000 shares of its common stock to consultants for services rendered. The Company valued these common shares at the fair value of $0.10 per common share based on the sale of common stock in a private placement at $0.10 per common share. In connection with issuance of these common shares, the Company recorded stock-based compensation of $85,000.

Between October 1, 2012 and December 31, 2012, the Company sold 4,000,000 shares of its common stock at $0.10 per common share for proceeds of $400,000.

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

NOTE 3 – STOCKHOLDERS’ EQUITY (continued)

On February 19, 2013, the Company issued 250,000 vested shares of its common stock to a consultant in connection with a 12 month consulting agreement (see Note 5). The Company valued these common shares at the fair value of $0.10 per common share or $25,000 based on the sale of common stock in a private placement at $0.10 per common share. In connection with the issuance of these common shares, the Company recorded stock-based compensation of $2,768 in 2013 and prepaid expenses of $22,232 as of March 31, 2013 to be amortized over the term of the consulting agreement.

NOTE 4 – CONCENTRATIONS OF CREDIT RISK

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At March 31, 2013, no amounts exceeded the limits. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On February 19, 2013 the Company entered into a one year renewable contract (the “Agreement”) with a consultant to recruit approved celebrities to be featured on the Company’s website and in accordance with the Company’s standard written terms and conditions which are set forth on the website.  The consultant’s compensation agreement is as follows:

With respect to any approved celebrity that becomes an activated celebrity during the Term and/or for a period of twelve (12) months after the termination of this Agreement (the “Tail Period”), the Company shall pay the consultant the following compensation (which shall be non-refundable notwithstanding the termination of this Agreement):

(a)
Cash Compensation. The Company shall pay the consultant, or to consultant’s designee, a non-refundable monthly retainer in the amount of $2,500 payable as follows, (i) $ 7,500 payable upon the execution of this Agreement and (i) $2,500 commencing on the   four (4) month anniversary of this Agreement and every month on the monthly anniversary of this Agreement thereafter during the term. Notwithstanding the forgoing, in the event that the Company shall secure debt or equity financing, in one or more financings, of at least $500,000 in the aggregate during the initial one year Term of this Agreement, then the monthly retainer shall retroactively increase from the effective date to $5,000 per month and the Company shall remit to the consultant the additional cash compensation within five (5) business days after the closing of any such financing.

(b)	Stock Compensation.

(i)	The Initial Shares. Within ten (10) business days after the Effective Date, the Company shall issue to the consultant 250,000 shares of the Company’s common stock (the “Initial Shares ”).

(ii)
The Additional Shares. Within ten (10) business days after twenty (20) activated celebrities shall be offering services on the Company’s website, the Company shall issue to the consultant an additional 250,000 shares of the Company’s common stock (the “Additional Shares ”).

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

NOTE 5 – COMMITMENTS AND CONTINGENCIES (continued)

(iii)
The Bonus Shares. For every additional ten activated celebrities (above and beyond the initial twenty (20) activated celebrities) that shall commence offering services on the Company’s website, the Company shall issue to the consultant within ten (10) business days after reaching such threshold, an additional 5,000 shares (or in the case of any Hall of Fame, All-Star, or award winning celebrity, 10,000 shares) of the Company’s stock per each additional activated celebrity that shall list an offer for services on the Company website (the “Bonus Shares,” and together with the Initial Shares and the Additional   Shares, collectively, the “Shares”).

(iv)
If at any time the Company shall determine to file with the Securities and Exchange Commission a registration statement relating to an offering for its own account or for the account of others under the Securities Act of 1933, as amended (the “Securities Act”), of any of its equity securities (other than (i) any amendment to the registration statement (file number 333-185694) previously filed with the Securities and Exchange Commission or the re-filing of a registration statement that was previously filed and withdrawn; or (ii) on Form S-4, Form S-8 or their then equivalents relating to equity securities to be issued solely in connection with any acquisition of any entity or business or equity securities issuable in connection with stock option or other bona fide, employee benefit plans), the Company shall use its best efforts to include in such registration statement all of the Shares. Notwithstanding the foregoing, the Company shall not be obligated to register the Shares as contemplated herein if all of the Shares may be sold without restriction pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933, as amended.

(c)
Bonus Compensation.  In the event that the aggregate group of the activated celebrities shall generate gross revenue to the Company in excess of the cash compensation, then the consultant shall also receive a cash bonus in the amount of five percent of the gross revenue generated to the Company by aggregate group of the activated celebrities during the term and for a period that is the longer of (i) two years after the termination of this Agreement or (ii) two years after the expiration of the Tail Period, if any.

NOTE 6 – SUBSEQUENT EVENTS

The Company executed a lease agreement effective April 1, 2013 for approximately 1,400 square feet of office space located in Brunswick, New Jersey, which shall serve as the Company’s permanent offices.  The initial term of the lease shall be for 36 months, with one option to renew for an additional 36 months.  The base monthly rental for the premises is $2,100 plus common area maintenance charges.  In addition, the lease required a security deposit and one month of prepaid rent in the amount of $8,400 and $2,100 respectively, which was paid as of March 31, 2013.

On April 1, 2013, the Company entered into a consulting agreement (the “Agreement”) with a consultant to recruit and sign celebrities and entertainers who will offer services on the Company’s website.  In consideration of this contract, on April 1, 2013 the Company issued 100,000 shares of its common stock to consultants for services.  The Company valued these common shares at the fair value of $0.10 per common share based on the sale of common stock in a private placement at $0.10 per common share.  The term of this Agreement shall be for a period of   (12) twelve months from the date of this Agreement (the “Term”). Upon the expiration of the Term, this Agreement shall be automatically renewed for successive 12 month terms unless either party shall send written notice to the other party of its intention not to renew this Agreement at least thirty (30) days prior to the expiration of the then current Term.  The consultant’s compensation shall be as follows:

With respect to any approved entertainer that becomes an activated entertainer during the Term and/or for a period of twelve (12) months after the termination of this Agreement, the Company shall pay the consultant the following compensation (which shall be non-refundable notwithstanding the termination of this Agreement):

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

 NOTE 6 – SUBSEQUENT EVENTS (continued)

(a)
Cash Compensation.   The Company shall pay the consultant for each entertainer or celebrity that signs up as a result of his introduction at the following fee schedule:  $100 for each non-famous entertainer, $250 for a moderately famous entertainer and $500 for a well-known entertainer.  The Company will pay the consultant a minimum of $2,500 per month.

(b)	Stock Compensation.

(v)	The Initial Shares. The Company shall issue to the consultant, 100,000 shares of the Company’s common stock.

(vi)
The Additional Shares. When fifty (50) activated entertainers shall be offering services on the Company’s website, the Company shall issue to the consultant an additional 100,000 shares of the Company’s common stock.

(vii)
The Bonus Shares. For each additional activated entertainer that shall commence offering services on the Company’s website the Company shall issue to the consultant 1,000 shares for each non-famous entertainer, an additional 5,000 shares for each moderately famous entertainer and 10,000 for each famous Entertainer

(viii)	Expenses. The Company shall reimburse the consultant reasonable out of pocket expenses pre-approved by the Company. The Company will set a pre-approved expense budget with the consultant every month.

The Company may terminate this Agreement with 30 days prior written notice to the consultant (provided that the consultant shall still be entitled to the cash, stock and bonus compensation they had previously earned).

In May 2013, the Company issued 240,000 shares of its common stock to the Company’s chief financial officer for payment of accrued services amounting to $24,000. The Company valued these common shares at the fair value of $0.10 per common share based on the sale of common stock in a private placement at $0.10 per common share.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements.

Overview

Wally World Media, Inc. was incorporated in the State of Nevada on May 17, 2012.  We are start-up business and are still working on our software and platform. We have not completed our online platform and it is not available to the public. We are developing a social media website that we refer to as “YouPop”. Our “YouPop” platform launched for public use in April 2013. We expect that “YouPop” will facilitate transactions between buyers and sellers of micro-services by pooling together the needs and products of these users and providing a platform for negotiation and completion of these transactions. We expect that YouPop will allow registered users to place job offers or solicit services, such as a video production or other virtual needs such as designing personalized birthday wishes and allow other users to either bid for the services or pool together resources with other users to provide that service.

The YouPop Platform

We have not completed the design or implementation of our online platform. However, the following is how we expect YouPop to operate and what our users can expect. Once our YouPop platform is up and available for the public, users will be permitted to register on our website and place job offerings for a service. For example, a user will be able to post a job offer to provide a video of a specific content (i.e. personalized birthday wish, practical joke, dares, etc.).  Other users will be able to view that offer and fulfill that offer by contacting the person and agreeing to provide that service. If the offer is accepted, the person who posted the job will provide us with their credit card and we will hold the information until the service provider successfully completes the work.  It is intended that upon acceptance of the completed task, we will charge the credit card the amount that was to be paid plus a service fee and credit the service provider’s account with the agreed upon amount.  We will generate revenue by charging both the person looking for services to be provided and the service provider with a transaction fee or service charge equal to up to 15% from each party.

Our payment processing is being set up and structured as a conditional payment system. We expect to get customer’s authorization to charge their credit card at some future time when the services are complete. This method o f payment pre-authorizes the charge but we do not actually charge the credit card until the services are completed. In the event that services are completed and we attempt to charge the credit card but it is rejected or the financial institution does not accept the charge, the services will be blocked and will not be delivered. We will not guarantee payment and this is a risk that the service provider takes. If the payment is not made at the end of the services, then the service provider does not get paid and the person requesting the service will not get access to the material he requested.

In order to resolve any disputes that may arise between two contracting parties as to whether service was successfully completed, we will be implementing dispute resolution policies and procedures. These policies will include a process for the service provider to submit a request for review by an independent panel consisting of officers of the Company that will review, arbitrate and mediate any dispute. We recognize and understand that there may be disputes and disagreements between parties and we will do our best to resolve them. But, in the event there is no resolution, each party bears the risk of non-performance or non-payment.

We expect that YouPop will be attractive for both businesses and individuals. We expect that people will use our service to complete specific micro-services, such as:

•	Providing Testimonials for businesses or services

•	Advertising to increase user generated ads

•	requesting conversion an excel document into other formats.

•	producing viral videos

•	searching for talented people to provide radio and TV show content

Once operational, we do recognize that it is possible that some users may try to use our platform for unlawful transactions. We plan to implement the following steps to try to prevent, or limit, unlawful transactions or acts, from occurring on or through the platform. We will have a procedure for manual review of each posting and a reporting mechanism for users of the site to notify us of any inappropriate content that may appear. While we will do our best to prevent these unlawful postings, we do recognize that they may occur and it is possible that we could potentially incur substantial liability if these postings do occur.

Plan of Operations

We have commenced limited operations and our proposed platform is not yet fully operational. We will require additional outside capital to implement our business model.

Our principal business intends to focus on creating an internet crowdsourcing, virtual marketplace that will allow buyers and sellers of micro-services to network with one another. Through “YouPop”, our social media website, the Company will attempt to facilitate transactions between buyers and sellers of micro-services by pooling together the needs and products of these users and providing a platform for negotiation and completion of these transactions. It is expected that this site will allow registered users on the Company’s website to place job offers to solicit for a specific service on YouPop, such as a video or other virtual needs such as personalized birthday wishes. Once operational, YouPop will then pool together the needs and products of its users and help facilitate a transaction in which both buyers and sellers of services have the ability to evaluate the offers and services available in order to meet their needs. This site is not yet operational and it is still a proposed platform. Therefore, the site may not have all of these characteristics once it is completed and there is no assurance that YouPop will have registered users.

We are a development stage company, and to date, our development efforts have been focused primarily on the development and marketing of our business model. In addition, to date we have limited operating history for investors to evaluate the potential of our business development. As such, we have not built our customer base or our brand name. In addition, our sources of cash are not adequate for the next 12 months of operations. If we are unable to raise additional cash, we will either have to suspend or cease our expansion plans entirely.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the period ended March 31, 2013, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

Software development costs

Costs incurred to develop internal-use software, including website development costs, during the preliminary project stage are expensed as incurred. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of three years of the internal-use software development costs and related upgrades and enhancements. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use.

Impairment of long-lived assets

In accordance with ASC Topic 360, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the six months ended March 31, 2013 and for the year ended September 30, 2012, we incurred impairment expense of $35,000 and $0 respectively.

Revenue recognition

The Company will recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. For all revenue sources discussed below, in accordance ASC 605-45 “Principal Agent Considerations”, the Company recognizes revenue net of amounts retained by third party entities pursuant to revenue sharing agreements. The Company’s specific revenue recognition policies are as follows:

Users that register on the Company’s website may place job offerings for a service on the Company’s “Youpop” platform, a social media website (the “Job Offeror”). The Job Offeror will offer cash payments for a specific service to be completed. For example, the Job Offeror may require another user to provide a video of a specific content (i.e. personalized birthday wish, practical joke, dares, etc.). Other users that are looking to fulfill job postings (the “Job Offeree”) apply for the job. Once the Job Offeree applies, the Job Offeror can view the applicants profile, past jobs, user rating and ask direct questions. Once the Job Offeror engages a Job Offeree, the Company will charge the Job Offeror’s credit card for the service fee including its transaction fee of up to 30% of the transaction amount and the Company will hold the money until the work is completed by the job offeree and uploaded to Youpop for review and acceptance. At such time, the Company will record deferred revenue for the amount of the transaction fee and a customer deposit for the amount received from the Job Offeror. Upon acceptance of the completed task by the Job Offeror, the money is moved to the Job Offeree’s account and the Company will recognize transaction fee revenue. Job Offerees may request the funds be sent to them or they may leave it on account. Upon completion of the job, the Company recognizes revenue which consists of a transaction fee of up to 30% of the transaction amount with 50% paid by the Job Offeror and 50% by the Job Offeree.

Stock-based compensation

We account for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. There were no options outstanding as of March 31, 2013. We account for non-employee share-based awards in accordance with ASC Topic 505-50.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Results of Operations

The following table presents a summary of operating information for the three and six months ended March 31, 2013, and for the period May 17, 2012 (inception) to March 31, 2013:

	For the Three	For the Six	For the Period from May 17, 2012
	Months Ended	Months Ended	(Inception) to
	March 31, 2013	March 31, 2013	March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues	$-	$-	$-

Total Operating Expenses	172,329	342,365	443,564

Interest Income	168	369	369

Net Loss	$(172,161)	$(341,996)	$(443,195)

For the three and six months ended March 31, 2013 and for the period from May 17, 2012 (inception) to September 30, 2012

For the three and six months ended March 31, 2013, and for the period from May 17, 2012 (inception) to March 31, 2013, we generated no revenue.

Operating Expenses

Expenses for the three and six months ended March 31, 2013and for the period from May 17, 2012 (inception) to March 31, 2013 totaled $172,329, $342,365, and $443,564, respectively, resulting in net losses of $172,161, $341,996, and $443,195 respectively, and consisted of the following:

	For the Three	For the Six	For the Period from May 17, 2012
	Months Ended	Months Ended	(Inception) to
	March 31, 2013	March 31, 2013	March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Compensation	124,273	236,051	322,787
Professional fees	30,686	47,368	57,675
Rent expense	6,063	11,388	12,596
Impairment expense	-	35,000	35,000
General and administrative	11,307	12,558	15,506

●
During the six months ended March 31, 2013, our Chief Executive Officer and VP of Marketing started taking salary in the amount of $10,000 each per month for services rendered effective October 1, 2012.  Additionally, effective November 1, 2012, we hired a programmer who is being paid $6,000 per month. We expect compensation to increase as we implement our business plan.

●
We expect professional fees to increase substantially as we incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

●	For the three and six months ended March 31, 2013 and the period from May 17, 2012 (inception) to March 31, 2013, we incurred rent expense of $6,063, $11,388, and $12,596 respectively.

●
For the three and six months ended March 31, 2013 and the period from May 17, 2012 (inception) to March 31, 2013, we incurred general and administrative expenses of $11,307, $12,558 and $15,506 respectively. We expect general and administrative expenses to increase as we implement our business plan.

Net Loss

As a result of the factors described above, our net loss for the three and six months ended March 31, 2013 and for the period from May 17, 2012 (inception) to March 31, 2013 was $172,161, $341,996, and $443,195 respectively, or $(0.01), $(0.02) and $(0.02) per common share respectively (basic and diluted).

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations though the sale of our common stock.

Our primary uses of cash have been for salaries and fees paid to third parties for the development of our products. All funds received have been expended in the furtherance of growing the business and establishing brand portfolios. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

·	An increase in working capital requirements to finance additional product development,
·	Addition of administrative and sales personnel as the business grows,
·	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,
·	The cost of being a public company, and
·	Capital expenditures to add additional technology.

We are not aware of any known trends or any known demands, commitments or events that will result in our liquidity increasing or decreasing in any material way. We are not aware of any matters that would have an impact on future operations.

Our net revenues are not sufficient to fund our operating expenses.  At March 31, 2013 we had a cash balance of $157,052. Since inception, we raised $487,000 from the sale of common stock to fund our operating expenses, pay our obligations, and grow our company. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2013.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.

Our business plan within 12 months is outlined below:

Over the twelve month period starting upon the effective date of this registration statement, we must raise $60,000 in additional capital for site development, server management, one new programmer and marketing.

If we continue to develop the YouPop website and we receive a positive reaction from our launch, we will attempt to raise additional money through a private placement, public offering or long-term loans to continue development and marketing our web sites to attract larger numbers of users. We will also continually refine our web sites and optimize our marketing efforts from the market feedback we receive during the initial marketing phase and from our user’s feedback. We do not at this time have an estimate for this stage.

If we are unable to maintain our web site or successfully launch our marketing efforts because we don't have enough money, we will cease our development and/or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our development plan could be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.  At the present time, we have not made any arrangements to raise additional cash. However, we intend to raise additional capital through private placements once we gain a quotation on the OTC Bulletin Board, for which there is no assurance. If we need additional cash but are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

Management plans to hire one additional employee at this time. Our officers and employees will be responsible for developing and further implementing the build out of our technology infrastructure and marketing strategies.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We have certain potential commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of March 31, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

Contractual obligations:	Total	1 year	1-3 years	3-5 years	5+ years
Operating leases	$1,775	$1,775	$-	-	-
Total	$1,775	$1,775	$-	$-	$-

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the three months ended March 31, 2013, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

Item 1A.	Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On February 19, 2013, we entered into a consulting agreement and issued 250,000 shares to the consultant as partial consideration under that consulting agreement. The issuance of these shares was exempt from registration, pursuant to Section 4(2) of the Securities Act.  These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
10.1	Consulting Agreement
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is being furnished and is not deemed filed with the Securities and Exchange Commission.
** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WALLY WORLD MEDIA, INC.

Dated: May 15, 2013	By:	/s/ Darin Myman
Darin Myman
Chief Executive Officer (Duly Authorized and Principal Executive Officer)

Dated: May 15, 2013	By:	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer (Duly Authorized, Principal Financial Officer and Principal Accounting Officer)