Form 10-Q
period 2013-06-30
Wally World Media, Inc
filed 2013-08-12
CIK 1555214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

There were 26,400,000 shares of the Registrant’s Common Stock outstanding at August 9, 2013.

WALLY WORLD MEDIA, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Period Ended June 30

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

PART I – FINANCIAL INFORMATION

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
June 30, 2013

CONTENTS

Financial Statements:

Balance Sheets - As of June 30, 2013 (Unaudited) and September 30, 2012	F-2

Statements of Operations - For the Three and Nine Months Ended June 30, 2013, for the Period May 17, 2012 to June 30, 2012 and for the Period from May 17, 2012 (Inception) to June 30, 2013 (Unaudited)	F-3

Statements of Changes in Stockholders’ Equity For the Period from May 17, 2012 (Inception) to June 30, 2013 (Unaudited)	F-4

Statements of Cash Flows – For the Nine Months Ended June 30, 2013, for the Period May 17, 2012 to June 30, 2012 and for the Period from May 17, 2012 (Inception) to June 30, 2013 (Unaudited)	F-5

Notes to Unaudited Condensed Financial Statements	F-6

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,	September 30,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$51,641	$83,840
Prepaid expenses and other current asset	17,750	2,137

Total Current Assets	69,391	85,977

Long Term Assets:
Security deposit	8,400	-

Total Assets	$77,791	$85,977

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable	$48,630	$307
Accounts payable - related Party	2,000	-
Subscriptions payable	33,000	-
Due to related parties	5,000	13,133

Total Current Liabilities	88,630	13,440

Commitments and Contingencies - (Note 5)

STOCKHOLDERS' (DEFICIT) EQUITY:
Preferred stock ($0.0001 par value; 50,000,000 shares authorized;
none issued or outstanding	-	-
Common stock ($0.0001 par value; 500,000,000 shares authorized;
23,670,000 and 19,080,000 shares issued and outstanding
at June 30, 2013 and Septmber 30, 2012, respectively)	2,367	1,908
Additional paid-in capital	630,369	171,828
Deficit accumulated during development stage	(643,575)	(101,199)

Total Stockholders' (Deficit) Equity	(10,839)	72,537

Total Liabilities and Stockholders' (Deficit) Equity	$77,791	$85,977

See accompanying notes to unaudited financial statements

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			For the Period from	For the Period from
	For the Three Months Ended	For the Nine Months Ended	May 17, 2012 (Inception) to	May 17, 2012 (Inception) to
	June 30, 2013	June 30, 2013	June 30, 2012	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Compensation	128,109	364,160	-	450,896
Professional fees	50,125	97,493	10,000	107,800
Rent expense	770	12,158	-	13,366
Impairment expense	-	35,000	-	35,000
General and administrative	21,421	33,979	2,547	36,927

Total Operating Expenses	200,425	542,790	12,547	643,989

OTHER INCOME (EXPENSE)
Interest Income	45	414	-	414

Total Other Income (Expense)	45	414	-	414

NET LOSS	$(200,380)	$(542,376)	$(12,547)	$(643,575)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.01)	$(0.02)	$-	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	23,584,505	22,965,421	17,365,682	21,392,017

See accompanying notes to unaudited financial statements.

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
For the Period from May 17, 2012 (Inception) to June 30, 2013
(UNAUDITED)

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During	Total
					Paid-in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit) Equity

Balance, May 17, 2012 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of common stock to founders	-	-	17,360,000	1,736	-	-	1,736

Issuance of common stock for services	-	-	850,000	85	84,915	-	85,000

Sale of common stock	-	-	870,000	87	86,913	-	87,000

Net loss from May 17, 2012 (inception) to September 30, 2012	-	-	-	-	-	(101,199)	(101,199)

Balance, September 30, 2012	-	$-	19,080,000	$1,908	$171,828	$(101,199)	$72,537

Sale of common stock	-	-	4,000,000	400	399,600	-	400,000

Issuance of common stock for services			590,000	59	58,941		59,000

Net loss	-	-	-	-	-	(542,376)	(542,376)

Balance, June 30, 2013	-	$-	23,670,000	$2,367	$630,369	$(643,575)	$(10,839)

See accompanying notes to unaudited financial statements.

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
		For the Period from	For the Period from
	For the Nine Months Ended	May 17, 2012 (Inception) to	May 17, 2012 (Inception) to
	June 30, 2013	June 30, 2012	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(542,376)	$(12,547)	$(643,575)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of prepaid expense in connection
with the issuance of common stock issued for prepaid services	9,850	-	9,850
Impairment expense	35,000	-	35,000
Stock-based compensation and fees	34,000	1,736	120,736
Changes in operating assets and liabilities:
Prepaid expenses and other current asset	(463)	-	(2,600)
Security deposit	(8,400)	-	(8,400)
Accounts payable	48,323	-	48,630
Accounts payable - related party	2,000	11,011	2,000

NET CASH USED IN OPERATING ACTIVITIES	(422,066)	200	(438,359)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchased of intellectual properties from related party	(35,000)	-	(35,000)

NET CASH USED IN INVESTING ACTIVITIES	(35,000)	-	(35,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	4,813	-	17,946
Proceeds from subscriptions payable	33,000	-	33,000
Repayments of related party advances	(12,946)	-	(12,946)
Proceeds from sale of common stock	400,000	5,000	487,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	424,867	5,000	525,000

NET INCREASE IN CASH	(32,199)	5,200	51,641

CASH - beginning of period	83,840	-	-

CASH - end of period	$51,641	$5,200	$51,641

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Common Stock for Prepaid services	$25,000	$-	$35,000

See accompanying notes to unaudited condensed financial statements.

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2013

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

Basis of presentation and going concern

These unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (”SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by "GAAP" for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The accounting policies and procedures used in the preparation of these financial statements have been derived from the audited financial statements of the Company for the period from May 17, 2012 (inception) to September 30, 2012, which are contained in the Company’s Current Report on Form S-1/A. The balance sheet as of September 30, 2012 was derived from those financial statements.  The results of operations for the nine months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

The Company is presented as a development stage company. Activities during the development stage include website development, development of the Company’s business plan and the raising of capital.

As reflected in the accompanying unaudited financial statements, the Company has a net loss and net cash used in operations of $542,376 and $422,066, respectively, for the nine months ended June 30, 2013.  Additionally the Company has a working capital deficit, a stockholders’ and a deficit accumulated during development stage of $19,239, $10,839 and $643,575 respectively at June 30, 2013 and is in the development stage with no revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. Currently, management is seeking capital to implement its business plan.   Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of estimates

The preparation of the unaudited financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates include the valuation of deferred tax assets, valuation of assets purchased from a related party and the value of stock-based compensation and fees.

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2013

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

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded an impairment loss in the amount of $35,000 during the nine months ended June 30, 2013 (see Note 2).

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

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2013

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

Stock-based compensation

The Company accounts for stock-based instruments granted to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to estimate and recognize the grant-date fair value of stock based awards issued to employees and directors.  The Company recognizes compensation on a straight-line basis over the requisite service period for each award.  There were no options outstanding as of June 30, 2013. The Company accounts for non-employee stock-based awards in accordance with the measurement and recognition criteria under ASC Topic 505-50.

Advertising

Advertising is expensed as incurred and is included in general and administrative expenses in the accompanying condensed statements of operations. For the nine months ended June 30, 2013, advertising expense was $0.

Research and development

Research and development costs are expensed as incurred. For the nine months ended June 30, 2013, research and development costs were $0.

Net loss per share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At June 30, 2013, the Company did not have any potentially dilutive securities outstanding.

Recent accounting pronouncements

Accounting standards which were not effective until after June 30, 2013 are not expected to have a material impact on the Company’s financial position or results of operations.

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2013

NOTE 2 – RELATED PARTY TRANSACTIONS

During the nine months ended June 30, 2013, the Company’s CEO paid certain office expenses amounting to $4,813 on behalf of the Company and there were amounts due of $8,133 for working capital the CEO previously advanced to the Company during the period from May 17, 2012 to September 30, 2012. During the nine months ended June 30, 2013, the Company repaid $12,946 to the Company’s CEO, leaving a balance of $0 at June 30, 2013.

The following related party from time to time, provided advances to the Company for working capital purposes. At June 30, 2013, the Company had a payable to this individual of $5,000. These advances were short-term in nature and non-interest bearing.
Name	Balance at June 30, 2013	Relationship
Robb Knie	$5,000	Majority stockholder/former CEO and current employee

On October 22, 2012, the Company paid $35,000 to Robb Knie, the Company’s majority stockholder and employee and former chief executive officer (the “Seller”) for the purchase of certain intellectual properties consisting URL’s, trademarks and programming code (the “Purchased Assets”). In connection with the acquisition of the Purchased Assets, the Company recorded intellectual properties of $35,000, which is less than the Seller’s original cost basis. For the nine months ended June 30, 2013, the Company recognized an impairment charge of $35,000 in connection with the Purchased Assets.

Account Payable due to a company owned by the Company’s Chief Financial Officer amounted to $2,000 at June 30, 2013.

NOTE 3 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company authorized 50,000,000 preferred shares.  Preferred shares may be designated by the Company’s board of directors.  There were no shares designated as of June 30, 2013.

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

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2013

NOTE 3 – STOCKHOLDERS’ EQUITY (continued)

On February 19, 2013, the Company issued 250,000 vested shares of its common stock to a consultant in connection with a 12 month consulting agreement (see Note 5). The Company valued these common shares at the fair value of $0.10 per common share or $25,000 based on the sale of common stock in a private placement at $0.10 per common share. In connection with the issuance of these common shares, the Company recorded stock-based compensation of $9,850 in 2013 and prepaid expenses of $15,150 as of June 30, 2013 to be amortized over the term of the consulting agreement.

On April 1, 2013, the Company issued 100,000 vested shares of its common stock to a consultant in connection with a 12 month consulting agreement (see Note 5). The Company valued these common shares at the fair value of $0.10 per common share or $10,000 based on the sale of common stock in a private placement at $0.10 per common share. In connection with the issuance of these common shares, the Company recorded stock-based compensation of $10,000 of June 30, 2013 as the contract is terminated. (See Note 5)

On May 2, 2013, the Company issued 240,000 shares of its common stock at $0.10 per common share to a company owned by its Chief Financial Officer as payment for accounting services rendered pursuant to an engagement letter. The Company valued these common shares at the fair value of $0.10 per common share based on the sale of common stock in a private placement at $0.10 per common share. In connection with issuance of these common shares, the Company recorded stock-based compensation of $24,000.

As of June 30, 2013 the Company collected from various investors $33,000 in connection with the anticipated purchase of 330,000 shares of the Company’s common stock subject to the Company’s acceptance and due diligence.  In July 2013, the company accepted the subscriptions and issued 330,000 shares of the Company’s common stock.  Accordingly as of June 30, 2013 the Company recorded a subscription payable of $33,000 which is reflected as a liability on the accompanying Balance Sheet.

NOTE 4 – CONCENTRATIONS OF CREDIT RISK

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At June 30, 2013, no amounts exceeded the limits. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2013

NOTE 5 – COMMITMENTS AND CONTINGENCIES (continued)

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

On April 1, 2013, the Company executed a lease agreement for approximately 1,400 square feet of office space located in Brunswick, New Jersey, which shall serve as the Company’s permanent offices.  The initial term of the lease shall be for 36 months, with one option to renew for an additional 36 months.  The base monthly rental for the premises is $2,100 plus common area maintenance charges.  In addition, the lease required a security deposit and one month of prepaid rent in the amount of $8,400 and $2,100 respectively.

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

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2013

NOTE 5 – COMMITMENTS AND CONTINGENCIES (continued)

With respect to any approved entertainer that becomes an activated entertainer during the Term and/or for a period of twelve (12) months after the termination of this Agreement, the Company shall pay the consultant the following compensation (which shall be non-refundable notwithstanding the termination of this Agreement):

(a) Cash Compensation. The Company shall pay the consultant for each entertainer or celebrity that signs up as a result of his introduction at the following fee schedule:  $100 for each non-famous entertainer, $250 for a moderately famous entertainer and $500 for a well-known entertainer.  The Company was required to pay the consultant a minimum of $2,500 per month.

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

The Company may terminate this Agreement with 30 days prior written notice to the consultant (provided that the consultant shall still be entitled to the cash, stock and bonus compensation they had previously earned). On May 1, 2013, the Company terminated the contract and the consultant agreed to waive the minimum payment of $2,500 per month.  (See Note 3)

NOTE 6 – SUBSEQUENT EVENTS

On July 1, 2013, the Company entered into an engagement agreement with a consultant to act as an investment banker and assist the Company to raise capital through a private placement of the Company’s securities. The Company shall pay a non-reimbursable fee of $10,000 upon signing the agreement and an additional $10,000 on the 30 day and 60 day anniversary from the date of agreement. The Company shall pay a cash fee equal to 10% of the aggregate funds raised and shall issue warrants to purchase an amount of securities equal to 10% of any securities issued in the private placement. The Company shall also pay at each closing a non-accountable expense equal to 2% of the aggregate funds raised. Such agreement will terminate on the earlier of (i) the closing date of the private placement of (ii) 90 days after the date of issuance of completed offering documents (iii) within 90 days from the date of this agreement upon giving notice of termination by the Company.

On August 1, 2013, the Board of Directors of the Company approved the Company's 2013 Equity Incentive Plan, which reserves 8,000,000 shares of common stock for issuance to the Company's officers, directors, and employees. On August 1, 2013, the holders of a majority of the Company’s outstanding capital stock approved the 2013 Equity Incentive Plan.

As of June 30, 2013 the Company collected from various investors $33,000 in connection with the anticipated purchase of 330,000 shares of the Company’s common stock subject to the Company’s acceptance and due diligence.

In July 2013, the company accepted the subscription in the amount of $33,000 and issued 330,000 shares of the Company’s common stock.  (See Note 3).

On July 23, 2013, the Company sold 400,000 shares of the Company’s common stock to a certain number of accredited investors at a per share purchase price of $0.10 and raised gross proceeds of $40,000.

On August 1, 2013 and August 7, 2013, the Company entered into 2 separate subscription agreements with 2 additional accredited investors for the sale of 1,000,000 shares of common stock to each investor at a per share purchase price of $0.10 and the Company raised gross proceeds of $200,000.

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

Overview

Wally World Media, Inc. was incorporated in the State of Nevada on May 17, 2012.  We are a start-up business and are still working on our software and platform. We have developed a social media website that we refer to as “YouPop”. Our “YouPop” platform launched for public use in April 2013. We expect that “YouPop” will facilitate transactions between buyers and sellers of micro-services by pooling together the needs and products of these users and providing a platform for negotiation and completion of these transactions. We expect that YouPop will allow registered users to place job offers or solicit services, such as a video production or other virtual needs such as designing personalized birthday wishes and allow other users to either bid for the services or pool together resources with other users to provide that service.

The YouPop Platform

The following is how we expect YouPop to operate and what our users can expect from the YouPop experience. Users are permitted to register on our website and place job offerings for a service. For example, a user will be able to post a job offer to provide a video of a specific content (i.e. personalized birthday wish, practical joke, dares, etc.).  Other users will be able to view that offer and fulfill that offer by contacting the person and agreeing to provide that service. If the offer is accepted, the person who posted the job will provide us with their credit card and we will hold the information until the service provider successfully completes the work.  It is intended that upon acceptance of the completed task, we will charge the credit card the amount that was to be paid plus a service fee and credit the service provider’s account with the agreed upon amount.  We will generate revenue by charging both the person looking for services to be provided and the service provider with a transaction fee or service charge equal to up to 15% from each party.

Our payment processing is being set up and structured as a conditional payment system. We expect to get customer’s authorization to charge their credit card at some future time when the services are complete. This method of payment pre-authorizes the charge but we do not actually charge the credit card until the services are completed. In the event that services are completed and we attempt to charge the credit card but it is rejected or the financial institution does not accept the charge, the services will be blocked and will not be delivered. We will not guarantee payment and this is a risk that the service provider takes. If the payment is not made at the end of the services, then the service provider does not get paid and the person requesting the service will not get access to the material he requested.

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

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the period ended June 30, 2013, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the nine months ended June 30, 2013 and for the year ended September 30, 2012, we incurred impairment expense of $35,000 and $0 respectively.

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

Stock-based compensation

We account for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. There were no options outstanding as of June 30, 2013. We account for non-employee share-based awards in accordance with ASC Topic 505-50.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Results of Operations

The following table presents a summary of operating information for the three and nine months ended June 30, 2013, for the period from May 17, 2012 (inception) to June 30, 2012 and for the period from May 17, 2012 (inception) to June 30, 2013:

	For the Three	For the Nine	For the Period from May 17, 2012	For the Period from May 17, 2012
	Months Ended	Months Ended	(Inception) to	(Inception) to
	June 30, 2013	June 30, 2013	June 30, 2012	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues	$-	$-	$-	$-

Total Operating Expenses	200,425	542,790	12,547	643,989

Interest Income	45	414	-	414

Net Loss	$(200,380)	$(542,376)	$(12,547)	$(643,575)

For the three and nine months ended June 30, 2013,for the period from May 17, 2012 (inception) to June  30, 2012 and for the period from May 17, 2012 (inception) to June 30, 2013, we generated no revenue.

Operating Expenses

Expenses for the three and nine  months ended June 30, 2013, for the period from May 17, 2012 (inception) to June 30, 2012 and for the period from May 17, 2012 (inception) to June 30, 2013 totaled $ 200,425, $542,790, $12,547 and $643,989, respectively, and consisted of the following:

			For the	For the
	For the Three Months Ended June 30, 2013	For the Nine Months Ended June 30, 2013	Period from May 17, 2012 (Inception) to June 30, 2012	Period from May 17, 2012 (Inception) to June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Compensation	$128,109	$364,160	$-	$450,896
Professional fees	50,125	97,493	10,000	107,800
Rent expense	770	12,158	-	13,366
Impairment expense	-	35,000	-	35,000
General and administrative	21,421	33,979	2,547	36,927

●
During the nine months ended June 30, 2013, our Chief Executive Officer and Vice President of Marketing started taking salary in the amount of $10,000 each per month for services rendered effective October 1, 2012.  Additionally, during the nine months ended June 30, 2013, we hired three programmers. We expect compensation to increase as we implement our business plan.

●
We expect professional fees to increase substantially as we incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

●
For the three and nine months ended June 30, 2013 and for the period from May 17, 2012 to June 30, 2013, we incurred rent expense of $770, $12,158, and $13,366 respectively. We did not have a comparable expense from the period from May 17, 2012 (inception) to June 30, 2012.

●
For the three and nine months ended June 30, 2013, for the period from May 17, 2012 (inception) to June  30, 2012 and for the period from May 17, 2012 to June 30, 2013, we incurred general and administrative expenses of $21,421, $33,979, 2,547  and $36,927 respectively. We expect general and administrative expenses to increase as we implement our business plan.

Net Loss

As a result of the factors described above, our net loss for the three and nine months ended June 30, 2013, for the period from May 17, 2012 (inception) to June 30, 2012 and for the period from May 17, 2012 to June 30, 2013, was $200,380, $542,376, $12,547and $643,575 respectively, or $(0.01), $(0.02), $0.00 and $(0.03) per common share respectively (basic and diluted).

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

Our net revenues are not sufficient to fund our operating expenses.  At June 30, 2013 we had a cash balance of $51,641. Since inception, we raised $487,000 from the sale of common stock to fund our operating expenses, pay our obligations, and grow our company. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2013.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Our business plan within 12 months is outlined below:

Over the twelve month period starting April 12, 2013, upon the effective date of our registration statement, we must raise additional capital for site development, server management, one new programmer and marketing.

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

The following tables summarize our contractual obligations as of June 30, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

Contractual obligations:	Total	1 year	1-3 years	3-5 years	5+ years
Operating leases	$73,500	$6,300	$67,200	-	-
Total	$73,500	$6,300	$67,200	$-	$-

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the three months ended June 30, 2013, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

On July 23, 2013, we conducted a private placement  pursuant to Rule 506 of Regulation D and sold 730,000 shares of our common stock to a certain number of accredited investors at a per share purchase price of $0.10. We raised $73,000 in this offering.

On August 1, 2013 and August 7, 2013, we entered into 2 separate subscription agreements with 2 additional accredited investors for the sale of 1,000,000 shares of common stock to each investor at a per share purchase price of $0.10. Through these investments, we raised an additional $200,000.

Item 6.	Exhibits.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

WALLY WORLD MEDIA, INC.

Dated: August 12, 2013	By:	/s/ Darin Myman
Darin Myman
Chief Executive Officer (Duly Authorized and Principal Executive Officer)

Dated: August 12, 2013	By:	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer (Duly Authorized, Principal Financial Officer and Principal Accounting Officer)