Form 10-K
period 2013-09-30
Wally World Media, Inc
filed 2013-12-23
CIK 1555214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number:  333-185694

Wally World Media, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	45-5370930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

65 Church St. 2nd Floor New Brunswick, New Jersey	08901
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (732) 246-0439

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:
Common Stock, par value $0.0001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter as of March 31, 2013 was $1,938,000.

As of December 23, 2013, the registrant had 27,645,000 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

WALLY WORLD MEDIA, INC.
FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our websites and in other materials released to the public.  Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

Item 1.	Business.

Overview

Wally World Media, Inc. was incorporated in the State of Nevada on May 17, 2012.  We are a start-up business and are still working on our software and platform. We have developed a social media website that we refer to as “YouPop.” Our “YouPop” platform launched for public use in April 2013. We expect that “YouPop” will facilitate transactions between buyers and sellers of micro-services by pooling together the needs and products of these users and providing a platform for negotiation and completion of these transactions. We expect that YouPop will allow registered users to place job offers or solicit services, such as a video production or other virtual needs such as designing personalized birthday wishes. At the same time, other users will either place bids for the services or pool together resources with other users to provide that service.

The YouPop Platform

The following is how we expect YouPop to operate and what our users can expect from the YouPop experience. Users are permitted to register on our website and place job offerings for a service. For example, a user will be able to post a job offer to provide a video of a specific content (i.e. personalized birthday wish, practical joke, dares, etc.).  Other users will be able to view that offer and fulfill that offer by contacting the person and agreeing to provide that service. If the offer is accepted, the person who posted the job will provide us with their credit card information and we will hold the information until the service provider successfully completes the work.  It is intended that upon acceptance of the completed task, we will charge the credit card the amount that was to be paid plus a service fee and credit the service provider’s account with the agreed upon amount.  We will generate revenue by charging both the person looking for services to be provided and the service provider with a transaction fee or service charge of up to 15% from each party.

Our payment processing is being set up and structured as a conditional payment system. We expect to get a customer’s authorization to charge his or her credit card at some future time when the services are complete. This method of payment pre-authorizes the charge but we do not actually charge the credit card until the services are completed. In the event that services are completed and we attempt to charge the credit card but it is rejected or the financial institution does not accept the charge, if possible, the services will be blocked and will not be delivered. We will not guarantee payment and this is a risk that the service provider takes. If the payment is not made at the end of the services, then the service provider does not get paid and the person requesting the service will not get access to the material he or she requested.

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

We expect that YouPop will be attractive for both businesses and individuals. We expect that people will use our service to complete specific micro-services, such as:

•	Providing testimonials for businesses or services

•	Advertising to increase user generated ads

•	Converting an excel document into other formats

•	Producing viral videos

•	Searching for talented people to provide radio and TV show content

Once operational, we do recognize that it is possible that some users may try to use our platform for unlawful transactions. We plan to implement the following steps to try to prevent, or limit, unlawful transactions or acts, from occurring on or through the platform. We will have a procedure for manual review of each posting and a reporting mechanism for users of the site to notify us of any inappropriate content that may appear. While we will do our best to prevent these unlawful postings, we do recognize that they may occur and it is possible that we could potentially incur substantial liability if these unlawful postings do occur.

Patents and Trademarks

On October 19, 2013 the Company filed a provisional patent application with the United States Patent and Trademark Office. The provisional patent is titled “Process and System for Real-Time Mobile Video Editing.” The invention relates to a process and system for conducting real-time video editing on mobile devices, such as smart phones or tablets.

On October 29, 2013, we filed a trademark application for reShoot with the United States Patent & Trademark Office under IC 009. US 021 023 026 036 038. G & S: Audio and video recordings featuring real-time video editing.

In December 2013 we completed initial development of our reShoot video technology, a new video camera app for Apple iPhones and iPads running iOS 7.   Featuring its patent pending “on the Fly video editing technology,” reShoot makes it easy to correct videos while you are recording them by rewinding and reshooting over the part you do not want.  Utilizing the iPhone’s camera, reShoot provides the capability to record, rewind, pause, annotate and reshoot videos, and post them to social networks and video sharing platforms such as Facebook, Twitter or YouTube.

We have not filed any other patents or trademarks but may, in the future, determine it is advisable to file trademarks for enhancements to our current applications or new applications we may develop.

Revenue Model

We have not yet completed the design and implementation of our internet platform, YouPop. However, we intend to generate revenue through the use of a transaction fee once a job is completed. We expect that we will charge our users a percentage of the cost of completing a task. The exact percentage has not been determined yet, however, we expect to charge each party a certain percentage of up to 15% of the total cost of the services, or a total of up to 30% of the cost of the services provided from both parties combined.

Competition

We expect that our chief competition will be from the rapidly growing crowdsourcing and crowdfunding industry. As a result, the number and sophistication of competitors are also rapidly increasing. We hope to distinguish ourselves from those competitors by the combination of services we offer and the high quality of our website.

There are currently hundreds of active sites that could compete with our business, with new ones being launched on a regular basis.  Crowdsourcing sites such as Fiverr.com, oDesk.com and Guru.com are just a few that offer substantial competition.  Additionally, traditional online marketplaces such as ebay.com and craigslist.org are additional competition.

Employees

As of September 30, 2013 we had five (5) full-time employees consisting of our Chief Executive Officer, our Director of Marketing and three programmers, and one (1) part-time employee consisting of our Chief Financial Officer. Each full-time employee spends approximately 40 hours per week on Company matters.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is VStock Transfer, LLC. The transfer agent’s address is 77 Spruce Street, Suite 201, Cedarhurst, New York 11516.

Item 1A.	Risk Factors.

Risks Related to Our Business

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The audited financial statements included in the registration statement have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. We have incurred significant losses since our inception. We have funded these losses primarily through the sale of securities.

Based on our financial history since inception, in their report of independent registered public accounting firm on the financial statements for the year ended September 30, 2013, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. We are a development stage company that has generated no revenue.

There can be no assurance that we will have adequate capital resources to fund planned operations or that any additional funds will be available to us when needed or at all, or, if available, will be available on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

WE HAVE LIMITED OPERATING HISTORY AND FACE MANY OF THE RISKS AND DIFFICULTIES FREQUENTLY ENCOUNTERED BY DEVELOPMENT STAGE COMPANY.

We are a development stage company, and to date, our development efforts have been focused primarily on the development of our business model. We are in the process of developing and implementing our web-based platform, YouPop. We have not completed the development of YouPop and have limited operating history for investors to evaluate the potential of our business development. We have not built our customer base and our brand name. In addition, we also face many of the risks and difficulties inherent in gaining market share as a new company:

·        Develop effective business plan;
·        Meet customer standards;
·        Attain customer loyalty;
·        Develop and upgrade our services;

Our future will depend on our ability to bring our services to the market place, which requires careful planning of providing a product that meets customer standards without incurring unnecessary cost and expense.

IF WE ARE UNABLE TO SECURE ADDITIONAL CAPITAL, WE MAY BE UNABLE TO CONTINUE OPERATING AND DEVELOPING OUR ONLINE PLATFORMS AND MAY BE FORCED TO CEASE OPERATIONS.

The development of our intellectual property, websites and services will require the commitment of substantial resources to implement our business plan. We expect that we would need a minimum of approximately an additional $300,000 in order to be in a position to fund our operations for a period of one year. Based on our current cash on hand, we estimate that we have sufficient cash to allow us to operate our business for a period of eight (8) months. Currently, we have no established bank-financing arrangements. Therefore, it is likely we would need to seek additional financing through subsequent future private offering of our equity securities, or through strategic partnerships and other arrangements with corporate partners. We have no current plans for additional financing.

We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. The sale of additional equity securities will result in dilution to our stockholders. The occurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our operations. Additionally, if we are successful in obtaining additional funding, the terms of that additional financing may be disadvantageous to investors in the current offering. If adequate additional financing is not available on acceptable terms, we may not be able to implement our business development plan or continue our business operations.

WE HAVE NOT YET FULLY DEVELOPED THE YOUPOP PLATFORM.

The Company’s business plan is dependent on the development of the YouPop platform. We are continuing to develop the YouPop platform, which is substantially complete. However, there can be no assurance that the platform will be completed as anticipated, nor, if successfully developed, will be successfully introduced into the public market.  If we do not complete the development of the YouPop platform or if the platform is not accepted by the market, then we may not generate revenues to cover our costs and allow us to become profitable or even continue to operate.

WE HAVE NOT GENERATED ANY REVENUE AND OUR PLATFORMS ARE NOT YET FULLY OPERATIONAL, IF OUR WEBSITES AND SOCIAL NETWORKS DO NOT BECOME OPERATIONAL OR IF THEY FAIL TO GAIN MARKET ACCEPTANCE, WE MAY NOT HAVE SUFFICIENT CAPITAL TO PAY OUR EXPENSES AND TO CONTINUE TO OPERATE.

Our ultimate success will depend on generating revenues from micro-service transactions. In the future, we plan on developing advertising, and affiliate programs to generate revenue.  We have no direct advertising sales of our own. All of our advertising revenue is dependent on independent third parties. We have not generated any revenue and have not completed our platforms and, as a result, if we never become operational or if we do not generate enough users, once we are operational, we may be unable to generate sufficient revenues from user transactions. We may not achieve and sustain market acceptance sufficient to generate revenues or to attract advertising revenue sufficient to cover our costs and allow us to become profitable or even continue to operate.

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY AND COMPETE AGAINST MANY LARGE COMPANIES WHICH COULD HARM OUR BUSINESS.

Many companies worldwide are dedicated to social networking and similar services related to the purchase and sale of virtual products. We expect more companies to enter this industry. Our competitors vary in size from small companies to very large companies with dominant market shares and substantial financial resources. Many of our competitors have significantly greater financial, marketing and development resources than we have. As a result, we may not be able to devote adequate resources to develop, acquire or license new technologies, undertake extensive marketing campaigns, adopt aggressive pricing policies or adequately compensate our developers to the same degree as certain of our competitors. As virtual products in many of our proposed markets are relatively new and rapidly evolving, our current or future competitors may compete more successfully as the industry matures. In particular, any of our competitors may offer products and services that have significant performance, price, creativity and/or other advantages over our technologies. These products and services may significantly affect the demand for our services. In addition, any of our current or future competitors may be acquired by, receive investments from, or enter into other strategic relationships with larger, longer-established and better-financed companies and therefore obtain significantly greater financial, marketing and technology licensing and development resources than we have. If we are unable to compete effectively in our principal markets, our business, financial condition and results of operations could be materially and adversely affected.

WE MAY INCUR SIGNIFICANT COSTS TO BE A PUBLIC COMPANY TO ENSURE COMPLIANCE WITH U.S. CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS AND WE MAY NOT BE ABLE TO ABSORB SUCH COSTS.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect these costs to be approximately $125,000 per year. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to absorb these costs of being a public company which will negatively affect our business operations.

WE ARE AN “EMERGING GROWTH COMPANY,” AND ANY DECISION ON OUR PART TO COMPLY ONLY WITH CERTAIN REDUCED DISCLOSURE REQUIREMENTS APPLICABLE TO “EMERGING GROWTH COMPANIES” COULD MAKE OUR COMMON STOCK LESS ATTRACTIVE TO INVESTORS.

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we expect and fully intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We have elected to opt in to the extended transition period for complying with the revised accounting standards. We have elected to rely on these exemptions and reduced disclosure requirements applicable to “emerging growth companies” and expect to continue to do so.

OUR FUTURE SUCCESS IS DEPENDENT, IN PART, ON THE PERFORMANCE AND CONTINUED SERVICE OF DARIN MYMAN, OUR CHIEF EXECUTIVE OFFICER AND SOLE DIRECTOR, AND ADAM WASSERMAN, OUR CHIEF FINANCIAL OFFICER.

We are presently dependent to a great extent upon the experience, abilities and continued services of Darin Myman, our Chief Executive Officer and sole director, and Adam Wasserman, our Chief Financial Officer. We are fully dependent on Mr. Myman for all our operations and managing the process of completing our online platform, YouPop. If Mr. Myman is unable to continue as our Chief Executive Officer we may not be successful in completing the YouPop platform or successfully implementing our business plan. We are dependent on Mr. Wasserman for the preparation of our financial statements. If Mr. Wasserman is not able to devote sufficient time to our company, we may be unable to prepare and finalize our financial statements which could result in us being delinquent in our filing obligations.

The loss of services of any of the management staff could have a material adverse effect on our business, financial condition or results of operation. Mr. Myman currently does not have any employment agreement, post-employment agreement, non-competition agreement or a confidentiality agreement with us. We have signed an engagement letter with CFO Oncall, Inc. which is the owned and controlled by our Chief Financial Officer, Adam Wasserman.

OUR CHIEF FINANCIAL OFFICER, ADAM WASSERMAN, IS CHIEF EXECUTIVE OFFICER OF CFO ONCALL, INC. AND CFO ONCALL ASIA, INC. THESE RELATIONSHIPS MAY CREATE A POTENTIAL CONFLICT OF INTEREST.

Our future ability to execute our business plan depends upon the continued service of our executive officers, including Darin Myman, Chief Executive Officer, and Adam Wasserman, our Chief Financial Officer.  Mr. Myman currently does not have any employment agreement with us. We have signed an engagement letter with Mr. Wasserman through CFO Oncall, Inc., a business partially owned by Mr. Wasserman that provides CFO services to various companies.  If we lost the services of one or more of our key personnel, or if one or more of our executive officers or employees joined a competitor or otherwise competed with us, our business may be adversely affected. In particular, the services of key members of our research and development team would be difficult to replace..

OUR KEY PERSONNEL MAY NOT PROVIDE MORE THAN TWENTY HOURS OF TIME PER WEEK TO OUR BUSINESS, WHICH MAY CAUSE OUR BUSINESS TO FAIL.

Our future ability to execute our business plan depends upon the continued service of our executive officers, Darin Myman, our Chief Executive Officer and Chairman, Adam Wasserman, Chief  Financial Officer, and other key technology, marketing, sales and support personnel or other employees.   Mr. Wasserman is Chief Executive Officer of CFO Oncall, Inc. and CFO Oncall Asia, Inc. (collectively “CFO Oncall”), where he owns 80% and 60% of such businesses, respectively.  All compensation paid to Mr. Wasserman is paid to CFO Oncall, Inc. CFO Oncall, Inc. provides chief financial officer services to various companies. Mr. Wasserman also serves as chief financial officer of Cleantech Solutions International, Inc., , Yew Bio-Pharm Group, Inc. Oriental Dragon Corp and FAL Exploration Corp. In addition to Mr. Wasserman’s time, CFO Oncall has full-time dedicated, professional employees that also assist Mr. Wasserman with our Company’s financial matters and communication needs.   As such, Mr. Wasserman may be limited in the amount of time he can devote to the Company.

WE MAY BE SUBJECT TO CLAIMS WITH RESPECT TO THE INFRINGEMENT OF INTELLECTUAL PROPERTY RIGHT OF OTHERS, WHICH COULD RESULT IN SUBSTANTIAL COSTS AND DIVERSION OF OUR FINANCIAL AND MANAGEMENT RESOURCES TO DEFEND SUCH CLAIMS AND/OR LAWSUITS AGAINST US AND COULD HARM OUR BUSINESS.

We cannot be certain that our proprietary technologies will not infringe upon patents, copyrights or other intellectual property rights held by third parties. While we know of no basis for any claims of this type, the existence of and ownership of intellectual property can be difficult to verify and we have not made an exhaustive search of all patent filings. Additionally, most patent applications are kept confidential for twelve to eighteen months, or longer, and we would not be able to be aware of potentially conflicting claims that they make. We may become subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternative technology or obtain other licenses. In addition, we may incur substantial expenses in defending against these third party infringement claims and be diverted from devoting time to our business and operational issues, regardless of the merits of any such claim. Successful infringement or licensing claims against us may result in substantial monetary damages, which may materially disrupt the conduct of our business and have a material adverse effect on our reputation, business, financial condition and results of operations.

WE COULD BE LIABLE FOR FRAUDULENT OR UNLAWFUL ACTIVITIES OF PLATFORM USERS.

The law relating to the liability of providers of online platforms is currently unsettled. In addition, governmental agencies could require changes in the way this business is conducted. Under our platform, we may be unable to prevent users from undertaking fraudulent or unlawful activities when users solicit or agree to undertake unlawful activities or violate the proprietary rights of others.  As such, we could face civil or criminal liability for unlawful activities by our users that could negatively impact our Company.

WE MAY INCUR SUBSTANTIAL DEBT WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

It is possible that we may incur substantial debt in order to expand our business, which could adversely affect our financial condition. Incurring a substantial amount of debt may require us to use a significant portion of our cash flow to pay principal and interest on such debt, which will reduce the amount available to fund working capital, capital expenditures and general corporate purposes. Our indebtedness may negatively impact our ability to operate our business and limit our ability to borrow additional funds by increasing our borrowing costs, and impact the terms, conditions and restrictions contained in possible future debt agreements, including the addition of more restrictive covenants; impact our flexibility in planning for and reacting to changes in our business as covenants and restrictions contained in possible future debt arrangements may require that we meet certain financial tests; and place restrictions on the incurrence of additional indebtedness and place us at a disadvantage compared to similar companies in our industry that have less debt.

REPORTING REQUIREMENTS UNDER THE EXCHANGE ACT AND COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002, INCLUDING ESTABLISHING AND MAINTAINING ACCEPTABLE INTERNAL CONTROLS OVER FINANCIAL REPORTING, ARE COSTLY AND MAY INCREASE SUBSTANTIALLY.

The rules and regulations of the SEC require a public company to prepare and file periodic reports under the Exchange Act, which will require that the Company engage legal, accounting, auditing and other professional services. The engagement of such services is costly. Additionally, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that we design, implement and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act and the limited technically qualified personnel we have may make it difficult for us to design, implement and maintain adequate internal controls over financial reporting. In the event that we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or report fraud, which may harm our overall financial condition and result in loss of investor confidence and a decline in our share price.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act of 2010 and other applicable securities rules and regulations. Despite recent reforms made possible by the JOBS Act, compliance with these rules and regulations will nonetheless increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results.

We are working with our legal, independent accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. However, we anticipate that the expenses that will be required in order to adequately prepare for being a public company could be material. We estimate that the aggregate cost of increased legal services; accounting and audit functions; personnel, such as a chief financial officer familiar with the obligations of public company reporting; consultants to design and implement internal controls; and financial printing alone will be a few hundred thousand dollars per year and could be several hundred thousand dollars per year. In addition, if and when we retain independent directors and/or additional members of senior management, we may incur additional expenses related to director compensation and/or premiums for directors’ and officers’ liability insurance, the costs of which we cannot estimate at this time. We may also incur additional expenses associated with investor relations and similar functions, the cost of which we also cannot estimate at this time. However, these additional expenses individually, or in the aggregate, may also be material.

In addition, being a public company could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

The increased costs associated with operating as a public company may decrease our net income or increase our net loss, and may cause us to reduce costs in other areas of our business or increase the prices of our products or services to offset the effect of such increased costs. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

IF WE ARE NOT ABLE TO IMPLEMENT THE REQUIREMENTS OF SECTION 404 OF THE SARBANES-OXLEY ACT IN A TIMELY MANNER OR WITH ADEQUATE COMPLIANCE, WE MAY BE SUBJECT TO SANCTIONS BY REGULATORY AUTHORITIES.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and, beginning with our annual report for fiscal year 2014, provide a management report on the internal control over financial reporting. We are in the preliminary stages of seeking consultants to assist us with a review of our existing internal controls and the design and implementation of additional internal controls that we may determine are appropriate. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We will be evaluating our internal controls systems to allow management to report on, and eventually allow our independent auditors to attest to, our internal controls. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or a stock exchange on which our securities may be listed in the future. Any such action could adversely affect our financial results or investors’ confidence in us and could cause our stock price to fall. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the SEC, any stock exchange on which our securities may be listed in the future, or other regulatory authorities, which would entail expenditure of additional financial and management resources and could materially adversely affect our stock price. Inferior internal controls could also cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, which could have a negative effect on our stock price.

To date, we have not evaluated the effectiveness of our internal controls over financial reporting, or the effectiveness of our disclosure controls and procedures, and we will not be required to evaluate our internal controls over financial reporting or disclose the results of such evaluation until the filing of our second annual report. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934 which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event an investor could lose his entire investment in our company.

Risk Related To Our Capital Stock

WE MAY NEVER PAY ANY DIVIDENDS TO SHAREHOLDERS.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors (which currently only consists of Darin Myman), and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

OUR ARTICLES OF INCORPORATION PROVIDE FOR INDEMNIFICATION OF OFFICERS AND DIRECTORS AT OUR EXPENSE AND LIMIT THEIR LIABILITY WHICH MAY RESULT IN A MAJOR COST TO US AND HURT THE INTERESTS OF OUR SHAREHOLDERS BECAUSE CORPORATE RESOURCES MAY BE EXPENDED FOR THE BENEFIT OF OFFICERS AND/OR DIRECTORS.

Our articles of incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s written promise to repay us if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us which we will be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

YOU WILL EXPERIENCE DILUTION OF YOUR OWNERSHIP INTEREST BECAUSE OF THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK AND OUR PREFERRED STOCK.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 550,000,000 shares of capital stock consisting of 500,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of preferred stock, par value $0.0001 per share.

We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes or for other business purposes, including at a price (or exercise prices) below the price at which shares of our common stock will be quoted on the OTCBB.

OUR COMMON STOCK IS CONSIDERED A PENNY STOCK, WHICH MAY BE SUBJECT TO RESTRICTIONS ON MARKETABILITY, SO YOU MAY NOT BE ABLE TO SELL YOUR SHARES.

If our common stock becomes tradable in the secondary market, we will be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Item 1B.	Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Properties.

Our principal office is located at 65 Church Street, Second Floor, New Brunswick, New Jersey 08901 and our telephone number is (732) 246-0439.  Our base rent is $2,100 per month plus common area charges. We believe that this facility is adequate to meet our current needs.

Item 3.	Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Only a sporadic and highly limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder in all likelihood will be unable to resell his securities in our company. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. There are 7 broker-dealers who are Market Makers in our common stock.

Our company's securities are traded on the OTCQB operated by OTCMarkets.com under the symbol “WLYW”. Our stock has only traded on one day during the past two fiscal years at a price of $0.30 for 10,500 shares in December 2013.

Holders of Capital Stock

As of December 23, 2013 there were approximately 63 shareholders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Stock Option Grants

On August 1, 2013, the Company’s board of directors adopted, and the Company’s stockholders approved the Wally World Media, Inc. Equity Incentive Plan (the “Plan”), which covers 8,000,000 shares of common stock.  The purpose of the Plan is to advance the interests of the Company by enhancing the ability of the Company to (i) attract and retain employees and other persons or entities who are in a position to make significant contributions to the success of the Company and its subsidiaries; (ii) reward such persons for such contributions; and (iii) encourage such persons or entities to take into account the long-term interest of the Company through ownership of shares of the Company’s common stock, par value $.0001 per share. The Plan became effective on August 1, 2013 and will terminate on September 30, 2023.

Subject to adjustment as provided in the Plan, the aggregate number of shares of common stock reserved for issuance pursuant to awards granted under the Plan shall be eight million (8,000,000) shares; provided, however, that within sixty (60) days of the end of each fiscal year following the adoption of the Plan, the Board, in its discretion, may increase the aggregate number of shares of Common Stock available for issuance under the Plan by an amount not greater than the difference between (i) the number of shares of Common Stock available for issuance under the Plan on the last day of the immediately preceding fiscal year, and (ii) the number of shares of Common Stock equal to 15% of the shares of Common Stock outstanding on the last day of the immediately preceding fiscal year.

As of September 30, 2013, no instruments have been granted or issued under the Plan.

Dividend Policy

Since inception we have not paid any dividends on our ordinary shares. We currently do not anticipate paying any cash dividends in the foreseeable future on our ordinary shares. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Item 6.	Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Overview

Wally World Media, Inc. was incorporated in the State of Nevada on May 17, 2012.  We are a start-up business and are still working on our software and platform. We have developed a social media website that we refer to as “YouPop.” Our “YouPop” platform launched for public use in April 2013. We expect that “YouPop” will facilitate transactions between buyers and sellers of micro-services by pooling together the needs and products of these users and providing a platform for negotiation and completion of these transactions. We expect that YouPop will allow registered users to place job offers or solicit services, such as a video production or other virtual needs such as designing personalized birthday wishes.  At the same time, other users will either bid for the services or pool together resources with other users to provide that service.

The YouPop Platform

The following is how we expect YouPop to operate and what our users can expect from the YouPop experience. Users are permitted to register on our website and place job offerings for a service. For example, a user will be able to post a job offer to provide a video of a specific content (i.e. personalized birthday wish, practical joke, dares, etc.).  Other users will be able to view that offer and fulfill that offer by contacting the person and agreeing to provide that service. If the offer is accepted, the person who posted the job will provide us with their credit card information and we will hold the information until the service provider successfully completes the work.  It is intended that upon acceptance of the completed task, we will charge the credit card the amount that was to be paid plus a service fee and credit the service provider’s account with the agreed upon amount.  We will generate revenue by charging both the person looking for services to be provided and the service provider with a transaction fee or service charge of up to 15% from each party.

Our payment processing is being set up and structured as a conditional payment system. We expect to get a customer’s authorization to charge his or her credit card at some future time when the services are complete. This method of payment pre-authorizes the charge but we do not actually charge the credit card until the services are completed. In the event that services are completed and we attempt to charge the credit card but it is rejected or the financial institution does not accept the charge, if possible, the services will be blocked and will not be delivered. We will not guarantee payment and this is a risk that the service provider takes. If the payment is not made at the end of the services, then the service provider does not get paid and the person requesting the service will not get access to the material he or she requested.

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

We expect that YouPop will be attractive for both businesses and individuals. We expect that people will use our service to complete specific micro-services, such as:

•	Providing Testimonials for businesses or services

•	Advertising to increase user generated ads

•	Converting an excel document into other formats

•	Producing viral videos

•	Searching for talented people to provide radio and TV show content

We do recognize that it is possible that some users may try to use our platform for unlawful transactions. We plan to implement the following steps to try to prevent, or limit, unlawful transactions or acts, from occurring on or through the platform. We will have a procedure for manual review of each posting and a reporting mechanism for users of the site to notify us of any inappropriate content that may appear. While we will do our best to prevent these unlawful postings, we do recognize that they may occur and it is possible that we could potentially incur substantial liability if these unlawful postings do occur.

ReShoot Technology

The Company has developed an app for the iPhone and iPad based on its reShoot technology.  reShoot, a  video camera app for Apple iPhones and iPads running iOS 7.   Featuring its patent- pending “on the Fly” video editing technology, reShoot makes it easy to correct videos while recording. It provides the capability to    rewind and reshoot over unwanted footage..  Utilizing the iPhone’s camera, reShoot provides the capability to record, rewind, pause, annotate and reshoot videos of any length, and post them to social networks and video sharing platforms such as Facebook, Twitter, YouTube, Vimeo, YouPop and Dropbox.  reShoot’s VvideoArc feature, users can add new footage to existing video recordings stored in their VideoArc or camera roll. Instead of capturing dozens of clips, VideoArc provides a single video stream or montage that can be edited and extended.

The Insert reShoot feature, users can record new video into video they have already taken.  It allows them to  insert new footage into a previously recorded VideoArc clip or clip from their camera roll.

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

Limited Operating History

We have generated limited financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the year ended September 30, 2013, we believe that the following accounting policies are the most critical tool to aid you in fully understanding and evaluating this management discussion and analysis.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the year ended September 30, 2013 and for the period ended September 30, 2012, we incurred impairment expense of $35,000 and $0 respectively.

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

Stock-based compensation

We account for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. There were no options outstanding as of September 30, 2013. We account for non-employee share-based awards in accordance with ASC Topic 505-50.

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the financial statement and in this, our Annual Report, filed on Form 10-K for the year ended September 30, 2013.

Results of Operations

The following table presents a summary of operating information for the year ended September 30, 2013, for the period from May 17, 2012 (inception) to September 30, 2012 and for the period from May 17, 2012 (inception) to September 30, 2013:

	For the	For the Period from May 17, 2012	For the Period from May 17, 2012
	Year Ended	(Inception) to	(Inception) to
	Sept. 30, 2013	Sept. 30, 2012	Sept 30, 2013

Net Revenues	$-	$-	$-

Total Operating Expenses	750,590	101,199	851,789

Interest Income	452	-	452

Net Loss	$(750,138)	$(101,199)	$(851,337)

Our business began on May 17, 2012 and accordingly, we had minimal operations for the prior period. We are a development stage company with minimal operations and have generated no revenues to date.

Revenues

For the year ended September 30, 2013 and for the period from May 17, 2012 (inception) to September 30, 2012, and for the period from May 17, 2012 (inception) to September 30, 2013 we generated no revenue.

Operating Expenses

Operating expenses for the year ended September 30, 2013were $750,590, an increase from  the period from May 17, 2012 (inception) to September 30, 2012 of $101,199.The difference in the change of $649,391 was primarily due to increase in compensation and professional expenses, described in the table below:

		For the	For the
	For the Year Ended September 30, 2013	Period from May 17, 2012 (Inception) to September 30, 2012	Period from May 17, 2012 (Inception) to September 30, 2013

Compensation	$500,111	$86,736	$586,847
Professional fees	137,806	10,307	148,113
Rent expense	14,462	1,208	15,670
Impairment expense	35,000	-	35,000
General and administrative	63,211	2,948	66,159

●
During the year ended September 30, 2013, compensation increased as compared to the prior period as our Chief Executive Officer and Vice President of Marketing started taking salary in the amount of $10,000 each per month for services rendered effective October 1, 2012.  Additionally, during the year ended September 30, 2013, we hired three programmers. We expect compensation to increase as we implement our business plan.

●
We expect professional fees to increase substantially as we incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

●
For the year ended September 30, 2013, for the period from May 17, 2012 to September 30, 2012, for the period from May 17, 2012 to September 30, 2013, we incurred rent expense of $14,462, $1,208, and $15,670 respectively. In April 2013, we executed a lease agreement for our New Jersey office.  We did not have a comparable expense from the period from May 17, 2012 (inception) to September 30, 2012.

●
For the year ended September 30, 2013, for the period from May 17, 2012 to September 30, 2012, and for the period from May 17, 2012 to September 30, 2013, we incurred impairment expense of $35,000, $0, and $35,000 respectively. We did not have a comparable expense from the period from May 17, 2012 (inception) to September 30, 2012.

●
For the year ended September 30, 2013, for the period from May 17, 2012 to September 30, 2012 and for the period from May 17, 2012 to September 30, 2013, we incurred general and administrative expenses of $63,211, $2,948, and $66,159 respectively. Such increase is primarily attributable to an increase in operations. We expect general and administrative expenses to increase as we implement our business plan.

Net Loss

As a result of the factors described above, we incurred a net loss for the year ended September 30, 2013 of $750,138.  This is an increase from $101,199 in net loss for the period from May 17, 2012 to September 30, 2012.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations though the sale of our common stock.

Our primary uses of cash has been for salaries and fees paid to third parties for the development of our products. All funds received have been expended in the furtherance of growing the business and establishing brand portfolios. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

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

We are not aware of any known trends or any known demands, commitments or events that will result in our liquidity increasing or decreasing in any material way. We are not aware of any matters that would have an impact on future operations. Our net revenues are not sufficient to fund our operating expenses.  At September 30, 2013 we had a cash balance of $87,663. Since inception, we raised $760,000 from the sale of common stock to fund our operating expenses, pay our obligations, and grow our company. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2014.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Our business plan within 12 months is outlined below:

If we continue to develop the YouPop website and we receive a positive reaction from our launch, we will attempt to raise additional money through a private placement, public offering or long-term loans to continue development and marketing our web sites to attract larger numbers of users. We will also continually refine our web sites and optimize our marketing efforts from the market feedback we receive during the initial marketing phase and from our user’s feedback. We do not at this time have an estimate of time or cost for this stage.

If we are unable to maintain our web site or successfully launch our marketing efforts because we don't have enough money, we will cease our development and/or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our development plan could be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.  At the present time, we have not made any arrangements to raise additional cash. However, we intend to raise additional capital through private placements.  If we need additional cash but are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

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

The following tables summarize our contractual obligations as of September 30, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

Contractual obligations:	Total	1 year	1-3 years	3-5 years	5+ years
Operating leases	$63,000	$25,200	$25,200	12,600	-
Total	$63,000	$25,200	$25,200	12,600	$-

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
September 30, 2013

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
September 30, 2013

CONTENTS

Financial Statements:

Balance Sheets - As of September 30, 2013 and 2012	F-3

Statement of Operations -
For the Year Ended September 30, 2013, for the Period from May 17, 2012 (Inception) to September 30, 2012 and for the Period from May 17, 2012 (Inception) to September 30, 2013	F- 4

Statement of Changes in Stockholders’ Equity -
For the Year Ended September 30, 2013, for the Period from May 17, 2012 (Inception) to September 30, 2012 and for the Period from May 17, 2012 (Inception) to September 30, 2013	F-5

Statement of Cash Flows –
For the Year Ended September 30, 2013, for the Period from May 17, 2012 (Inception) to September 30, 2012 and for the Period from May 17, 2012 (Inception) to September 30, 2013	F-6

Notes to Financial Statements	F-7 to F-15

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:
Wally World Media, Inc.

We have audited the accompanying balance sheets of Wally World Media, Inc. (a development stage company) as of September 30, 2013 and 2012 and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended September 30, 2013, for the period from May 17, 2012 (inception) to September 30, 2012 and for the period from May 17, 2012 (inception) to September 30, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wally World Media, Inc. (a development stage company) as of September 30, 2013 and 2012 and the results of its operations and its cash flows for the year ended September 30, 2013, for the period from May 17, 2012 (inception) to September 30, 2012 and for the period from May 17, 2012 (inception) to September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company reported a net loss and cash used in operations for the fiscal year ended September 30, 2013 of $750,138 and $628,719, respectively, and as of September 30, 2013 had an accumulated deficit of  $851,337 and is in the development stage with no revenues.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
December 23, 2013

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328
Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920
www.salbergco.com • info@salbergco.com
Member National Association of Certified Valuation Analysts • Registered with the PCAOB
Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,	September 30,
	2013	2012

ASSETS

CURRENT ASSETS:
Cash	$87,663	$83,840
Prepaid expenses and other current assets	5,200	2,137

Total Current Assets	92,863	85,977

Long Term Assets:
Security deposit	8,400	-

Total Assets	$101,263	$85,977

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$30,189	$307
Due to related parties	7,675	13,133

Total Current Liabilities	37,864	13,440

Commitments and Contingencies - (Note 5)

STOCKHOLDERS' EQUITY:
Preferred stock ($0.0001 par value; 50,000,000 shares authorized;
none issued or outstanding	-	-
Common stock ($0.0001 par value; 500,000,000 shares authorized;
26,490,000 and 19,080,000 shares issued and outstanding
at September 30, 2013 and 2012, respectively)	2,649	1,908
Additional paid-in capital	912,087	171,828
Deficit accumulated during development stage	(851,337)	(101,199)

Total Stockholders' Equity	63,399	72,537

Total Liabilities and Stockholders' Equity	$101,263	$85,977

See accompanying notes to financial statements

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

		For the Period from	For the Period from
	For the Year Ended	May 17, 2012 (Inception) to	May 17, 2012 (Inception) to
	September 30, 2013	September 30, 2012	September 30, 2013

NET REVENUES	$-	$-	$-

OPERATING EXPENSES:
Compensation	500,111	86,736	586,847
Professional fees	137,806	10,307	148,113
Rent expense	14,462	1,208	15,670
Impairment expense	35,000	-	35,000
General and administrative	63,211	2,948	66,159

Total Operating Expenses	750,590	101,199	851,789

OTHER INCOME (EXPENSE)
Interest Income	452	-	452

Total Other Income (Expense)	452	-	452

NET LOSS	$(750,138)	$(101,199)	$(851,337)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.03)	$(0.01)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	23,578,230	18,262,206	22,126,178

See accompanying notes to financial statements.

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Year Ended September 30, 2013, for the Period from
May 17, 2012 (Inception) to September 30, 2012 and for the Period from
May 17, 2012 (Inception) to September 30, 2013

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance, May 17, 2012 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of common stock to founders	-	-	17,360,000	1,736	-	-	1,736

Issuance of common stock for services	-	-	850,000	85	84,915	-	85,000

Sale of common stock	-	-	870,000	87	86,913	-	87,000

Net loss from May 17, 2012 (inception) to September 30, 2012	-	-	-	-	-	(101,199)	(101,199)

Balance, September 30, 2012	-	$-	19,080,000	$1,908	$171,828	$(101,199)	$72,537

Sale of common stock	-	-	6,730,000	673	672,327	-	673,000

Issuance of common stock for services	-	-	680,000	68	67,932	-	68,000

Net loss for year ended September 30, 2013	-	-	-	-	-	(750,138)	(750,138)

Balance, September 30, 2013	-	$-	26,490,000	$2,649	$912,087	$(851,337)	$63,399

See accompanying notes to financial statements.

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

		For the Period from	For the Period from
	For the Year Ended	May 17, 2012 (Inception) to	May 17, 2012 (Inception) to
	September 30, 2013	September 30, 2012	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(750,138)	$(101,199)	$(851,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid expense in connection with the issuance of common stock issued for prepaid services	25,000	-	25,000
Impairment expense	35,000	-	35,000
Stock-based compensation and fees	43,000	86,736	129,736
Changes in operating assets and liabilities:
Prepaid expenses and other current asset	(3,063)	(2,137)	(5,200)
Security deposit	(8,400)	-	(8,400)
Accounts payable	29,882	307	30,189

NET CASH USED IN OPERATING ACTIVITIES	(628,719)	(16,293)	(645,012)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intellectual properties from related party	(35,000)	-	(35,000)

NET CASH USED IN INVESTING ACTIVITIES	(35,000)	-	(35,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	7,488	13,133	20,621
Repayments of related party advances	(12,946)	-	(12,946)
Proceeds from sale of common stock	673,000	87,000	760,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	667,542	100,133	767,675

NET INCREASE IN CASH	3,823	83,840	87,663

CASH - beginning of period	83,840	-	-

CASH - end of period	$87,663	$83,840	$87,663

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Common Stock for prepaid services	$25,000	$-	$25,000

See accompanying notes to financial statements.

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $750,138 and $628,719, respectively, for the year ended September 30, 2013.  Additionally the Company has a deficit accumulated during development stage of $851,337 at September 30, 2013 and is in the development stage with no revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. Currently, management is seeking capital to implement its business plan.   Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates include the valuation of deferred tax assets, valuation of assets purchased from a related party and the value of stock-based compensation and fees.

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of September 30, 2013, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded an impairment loss in the amount of $35,000 during the year ended September 30, 2013 (see Note 2).

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

Stock-based compensation

The Company accounts for stock-based instruments granted to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to estimate and recognize the grant-date fair value of stock based awards issued to employees and directors.  The Company recognizes compensation on a straight-line basis over the requisite service period for each award.  There were no options outstanding as of September 30, 2013. The Company accounts for non-employee stock-based awards in accordance with the measurement and recognition criteria under ASC Topic 505-50.

Advertising

Advertising is expensed as incurred and is included in general and administrative expenses in the accompanying statements of operations. For the year ended September 30, 2013 and for the period from May 17, 2012 (inception) to September 30, 2012, advertising expense was $450 and $0 respectively

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and development

Research and development costs are expensed as incurred. For the year ended September 30, 2013 and for the period from May 17, 2012 (inception) to September 30, 2012, research and development costs were $0.

Net loss per share of common stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At September 30, 2013 and 2012, the Company did not have any potentially dilutive securities outstanding.

Recent accounting pronouncements

Accounting standards which were not effective until after September 30, 2013 are not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 2 – RELATED PARTY TRANSACTIONS

The following related parties from time to time, provided advances to the Company for working capital purposes. At September 30, 2013 and 2012, the Company had a payable to these individuals of $7,675 and $13,133, respectively. These advances were short-term in nature and non-interest bearing.

Name	Balance at September 30, 2013	Balance at September 30, 2012	Relationship
Robb Knie	$5,000	$5,000	Principal shareholder/former CEO and employee
Darin Myman	2,675	8,133	CEO, director and shareholder
	$7,675	$13,133

For the period from May 17, 2012 (inception) to September 30, 2012, the Company’s principal shareholder paid certain office expenses amounting to $5,000 on behalf of the Company. At  September 30, 2013 and 2012, the Company had a payable to such shareholder of $5,000.

At September 30, 2013, the Company’s CEO paid certain office expenses amounting to $7,488 on behalf of the Company and there were amounts due of $8,133 for working capital the CEO previously advanced to the Company during the period from May 17, 2012 to September 30, 2012. During the year ended September 30, 2013, the Company repaid $12,946 to the Company’s CEO, leaving a balance of $2,675 at September 30, 2013.

On October 22, 2012, the Company paid $35,000 to Robb Knie, the Company’s majority stockholder and employee and former chief executive officer (the “Seller”) for the purchase of certain intellectual properties consisting URL’s, trademarks and programming code (the “Purchased Assets”). In connection with the acquisition of the Purchased Assets, the Company recorded intellectual properties of $35,000, which is less than the Seller’s original cost basis. For the year ended September 30, 2013, the Company recognized an impairment charge of $35,000 in connection with the Purchased Assets.

Certain common shares were issued to related parties during 2013 and 2012 (See Note 3).

NOTE 3 – STOCKHOLDERS’ EQUITY

On August 1, 2013, the Board of Directors and holders of a majority of the Company’s outstanding capital stock of the Company approved the Company's 2013 Equity Incentive Plan, which reserves 8,000,000 shares of common stock for issuance to the Company's officers, directors, and employees.

Preferred stock

The Company authorized 50,000,000 preferred shares.  Preferred shares may be designated by the Company’s board of directors.  There were no shares designated as of September 30, 2013 and 2012.

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 3 – STOCKHOLDERS’ EQUITY (continued)

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

On February 19, 2013, the Company issued 250,000 vested shares of its common stock to a consultant in connection with a 12 month consulting agreement (see Note 5). The Company valued these common shares at the fair value of $0.10 per common share or $25,000 based on the sale of common stock in a private placement at $0.10 per common share. In connection with the issuance of these common shares, the Company recorded stock-based compensation of $25,000 for the year ended September 30, 2013 as the contract was terminated in June 2013.

On April 1, 2013, the Company issued 100,000 vested shares of its common stock to a consultant in connection with a 12 month consulting agreement (see Note 5). The Company valued these common shares at the fair value of $0.10 per common share or $10,000 based on the sale of common stock in a private placement at $0.10 per common share. In connection with the issuance of these common shares, the Company recorded stock-based compensation of $10,000 for the year ended September 30, 2013 as the contract was terminated in May 2013.

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

In June 2013 the Company collected from various investors $33,000 in connection with the anticipated purchase of 330,000 shares of the Company’s common stock subject to the Company’s acceptance and due diligence.  In July 2013, the company accepted the subscriptions and issued 330,000 shares of the Company’s common stock at a per share purchase price of $0.10.

On July 1, 2013, the Company issued 90,000 shares of its common stock at $0.10 per common share to a company owned by its Chief Financial Officer as payment for accounting services rendered pursuant to an engagement letter. The Company valued these common shares at the fair value of $0.10 per common share based on the sale of common stock in a private placement at $0.10 per common share. In connection with issuance of these common shares, the Company recorded stock-based compensation of $9,000.

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

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 4 – INCOME TAXES

The Company has incurred aggregate net operating losses of approximately $647,134 for income tax purposes for the period ended September 30, 2013. The net operating loss carries forward for United States income taxes, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2033. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company’s income tax expense (benefit) differs from the “expected” tax expense for Federal income tax purposes computed by applying a Federal corporate tax rate of 34% to loss before income taxes as follows:

	September 30, 2013	September 30, 2012
U.S “expected” income tax	$(255,046)	$(34,407)
State income taxes, net of benefit	(67,512)	(9,108)
Permanent differences :
Impairment expense	15,050	-
Stock based compensation and consulting	29,240	37,296

Change in valuation allowance	278,268	6,219
Total provision for income taxes	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30, 2013 and 2012 are as follows:

Deferred tax assets:	September 30, 2013	September 30, 2012
Net operating loss carryover	284,487	$6,219
Less: valuation allowance	(284,487)	(6,219)
Net deferred tax asset	$-	$-

The valuation allowance at September 30, 2013 was $284,487.  The increase during 2013 was $278,268.   The Company has identified its federal income tax return as its major tax jurisdiction.  The fiscal 2012 and 2013 years are still open for examination.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On February 19, 2013 the Company entered into a one year renewable contract (the “Agreement”) with a consultant to recruit approved celebrities to be featured on the Company’s website and in accordance with the Company’s standard written terms and conditions which are set forth on the website.  The consultant’s compensation agreement is as follows:

With respect to any approved celebrity that becomes an activated celebrity during the Term and/or for a period of twelve (12) months after the termination of this Agreement (the “ Tail Period ”), the Company shall pay the consultant the following compensation (which shall be non-refundable notwithstanding the termination of this Agreement):

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

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 5 – COMMITMENTS AND CONTINGENCIES (continued)

(b)	Stock Compensation.

(i)	The Initial Shares. Within ten (10) business days after the Effective Date, the Company shall issue to the consultant 250,000 shares of the Company’s common stock (the “ Initial Shares ”).

(ii)
The Additional Shares. Within ten (10) business days after twenty (20) activated celebrities shall be offering services on the Company’s website, the Company shall issue to the consultant an additional 250,000 shares of the Company’s common stock (the “ Additional Shares ”).

(iii)
The Bonus Shares. For every additional ten activated celebrities (above and beyond the initial twenty (20) activated celebrities) that shall commence offering services on the Company’s website, the Company shall issue to the consultant within ten (10) business days after reaching such threshold, an additional 5,000 shares (or in the case of any Hall of Fame, All-Star, or award winning celebrity, 10,000 shares) of the Company’s stock per each additional activated celebrity that shall list an offer for services on the Company website (the “ Bonus Shares ,” and together with the Initial Shares and the Additional   Shares, collectively, the “ Shares ”).

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

The Company may terminate this Agreement with 30 days prior written notice to the consultant (provided that the consultant shall still be entitled to the cash, stock and bonus compensation they had previously earned). On June 19, 2013, the Company terminated the contract and the consultant agreed to waive the minimum payment of $2,500 per month (See Note 3).

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

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 5 – COMMITMENTS AND CONTINGENCIES (continued)

Future minimum rental payments required under this operating lease are as follows:

	Total	1 year	1-3 years	3-5 years	5+ years
Operating lease	$63,000	$25,200	$25,200	12,600	-
Total	$63,000	$25,200	$25,200	$12,600	$-

Rent expense was $14,462 and $1,208 for the year ended September 30, 2013 and the period from May 17, 2012 (inception) to September 30, 2012, respectively.

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

The Company may terminate this Agreement with 30 days prior written notice to the consultant (provided that the consultant shall still be entitled to the cash, stock and bonus compensation they had previously earned). On May 1, 2013, the Company terminated the contract and the consultant agreed to waive the minimum payment of $2,500 per month (See Note 3).

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 5 – COMMITMENTS AND CONTINGENCIES (continued)

On July 1, 2013, the Company entered into an engagement agreement with a consultant to act as an investment banker and assist the Company to raise capital through a private placement of the Company’s securities. The Company shall pay a non-reimbursable fee of $10,000 upon signing the agreement and an additional $10,000 on the 30 day and 60 day anniversary from the date of agreement. The Company shall pay a cash fee equal to 10% of the aggregate funds raised and shall issue warrants to purchase an amount of securities equal to 10% of any securities issued in the private placement. The Company shall also pay at each closing a non-accountable expense equal to 2% of the aggregate funds raised. Such agreement will terminate on the earlier of (i) the closing date of the private placement of (ii) 90 days after the date of issuance of completed offering documents (iii) within 90 days from the date of this agreement upon giving notice of termination by the Company. On July 25, 2013, the Company terminated this agreement. The Company has no further obligation after the termination.

NOTE 6 – SUBSEQUENT EVENTS

In October 2013, the Company executed a public relations and social media services agreement commencing on November 1, 2013 to March 31, 2014. The Company is expected to pay up to $32,500 plus any approved out of pocket expenses. This agreement can be terminated by either party by giving a 30 day written notice.

In October 2013, the Company issued 90,000 shares of its common stock at $0.10 per common share to a company owned by its Chief Financial Officer as payment for accounting services rendered pursuant to an engagement letter. The Company valued these common shares at the fair value of $0.10 per common share based on the sale of common stock in a private placement at $0.10 per common share. In connection with issuance of these common shares, the Company recorded stock-based compensation of $9,000.

In December 2013, the Company sold 1,065,000 shares of its common stock at $0.10 per common share for proceeds of $106,500.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of our management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report On Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of September 30, 2013, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B.	Other Information

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and age of officers and director as of December  23, 2013. Our executive officers are elected annually by our Board of Directors (which currently consists solely of Darin Myman). Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Darin Myman	48	Chief Executive Officer and Director
Adam Wasserman	49	Chief Financial Officer

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Darin Myman, Chief Executive Officer and Director

Mr. Myman is a co-founder of Wally World and has served as the Chief Operating Officer of Wally World since its inception on May 17, 2012. On December 3, 2012 Mr. Myman became the Chief Executive and President of Wally World.  He has served as CEO and a member of PeopleString Corporation’s Board of Directors.Mr. Myman has held these positions from January 2009 until May 17, 2013. Mr. Myman developed extensive Internet skills through a variety of positions. He has executive management and founder experience having served as a co-founder and CEO of BigString Corporation, a publicly traded company, since October 2005. He also has corporate governance and board experience having served as a member of BigString’s Board of Directors since BigString’s inception.

Adam Wasserman, Chief Financial Officer

Mr. Wasserman has been our Chief Financial Officer since November 2012. Since 1999, Mr. Wasserman is chief executive officer for CFO Oncall, Inc. and CFO Oncall Asia, Inc. (collectively “CFO Oncall”), where he owns 80% and 60% of such businesses, respectively. CFO Oncall provides chief financial officer services to various companies where he is an integral member of executive management responsible for financial and accounting matters.. He has a strong background in financial reporting, budgeting and planning, mergers and acquisitions, auditing, accounting, automated systems, banking relations and internal controls. Mr. Wasserman has substantial experience with SEC filings such as initial public offerings, 10-Ks and 10-Qs. Mr. Wasserman has a strong background in serving companies located internationally and has been extensively involved in managing private-to-public projects and providing consulting services to public companies in the USA, China and other countries since 1999.

Mr. Wasserman serves as the Chief Financial Officer of Oriental Dragon Corp. since June 2010, FAL Exploration Corp since January 2010, Universal Tech Corp. since November 2012 and Cleantech Solutions International, Inc. since December 2012. Mr. Wasserman has also served as chief financial officer for other companies all under the terms of a consulting agreement with CFO Oncall.

Mr. Wasserman holds a Bachelor of Science in Accounting from the State University of New York at Albany. He is a member of The American Institute of Certified Public Accountants, is a director, treasurer and an executive board member of Gold Coast Venture Capital Association, Inc.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●
been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, or principal financial officer or persons performing similar functions, because of the small number of persons involved in the management of the Company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors (which currently consists solely of Darin Myman) and hold office until removed by the board.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not required to comply with Section 16 of the Exchange Act.

Corporate Governance

Due to its size, at this time the Company does not have a nominating nor audit committee of the board of directors. The board of Directors consists of one director. The Company receives no revenues. At such time that the Company has a larger board of directors and generates revenue, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Accordingly, the Company does not have an audit committee financial expert.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors (which currently consists solely of Darin Myman) has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes the overall compensation earned during the period ended September 30, 2013 and 2012 by (1) each person who served as our principal executive officer; and (2) our two most highly compensated executive officers.  The value attributable to any Stock Awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718,  as described further in Note 3 – Stockholders’ Equity to our year-end financial statements.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the period ended September 30, 2013 and 2012:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Darin Myman, Chief Executive Officer (1)	2013	$120,000	0	0	0	0	0	$0	$120,000
	2012	$0	0	395	0	0	0	$0	$395

Adam Wasserman, Chief Financial Officer (2)	2013	$22,000	0	33,000	0	0	0	$0	$55,000
	2012	$0	0	0	0	0	0	$0	$0

(1)	Mr. Myman received 3,950,000 founders common shares valued at $.0001, par value per share or $395.

(2)	On October 11, 2012, we entered into an Engagement Agreement with CFO Oncall, Inc. Adam Wasserman is a principal of CFO Oncall, Inc.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the period from inception through September 30, 2013.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during the year ending September 30, 2013 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officers in the last completed fiscal year under any LTIP.

Employment Agreements

Currently, we do not have an employment agreement in place with our officer and director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of  December 23, 2013, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Darin Myman 200 Centennial Avenue Suite 200 Piscataway, NJ 08854	3,950,000	14.29%

Adam Wasserman 1643 Royal Grove Way Weston, FL 33327	420,000	1.51%

All Executive Officers and Directors as a group (2 persons)	4,370,000	15.80%

Robb Knie 200 Centennial Avenue Suite 200 Piscataway, NJ 08854	6,050,000	21.88%

Alpha Capital Anstalt 150 Central Park South 2nd Floor New York NY 10019(2)	3,325,000	12.03%

Eric Weisblum 560 SYLVAN AVENUE Englewood Cliffs, NJ 07632	1,500,000	5.43%

(1)	Based on 27,645,000 shares of common stock outstanding as of December 23, 2013
(2)	Konrad Ackerman is the Director of Alpha Capital Anstalt. Konrad Ackerman acting alone has voting and dispositive power over the shares owned by Alpha Capital Anstalt.

Compensation Committee

We do not currently have a compensation committee of the Board of Directors or a committee performing similar functions.  The Board of Directors as a whole participates in the consideration of executive officer and director compensation.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following related parties from time to time, provided advances to the Company for working capital purposes. At September 30, 2013 and 2012, the Company had a payable to these individuals of $7,675 and $13,133, respectively. These advances were short-term in nature and non-interest bearing.

Name	Balance at September 30, 2013	Balance at September 30, 2012	Relationship
Robb Knie	$5,000	$5,000	Majority shareholder/former CEO and employee
Darin Myman	2,675	8,133	CEO, director and shareholder
	$7,675	$13,133

For the period from May 17, 2012 (inception) to September 30, 2012, the Company’s principal shareholder paid certain office expenses amounting to $5,000 on behalf of the Company. At September 30, 2013 and 2012 the Company had a payable to such shareholder of $5,000.

During the year ended September 30, 2013, the Company’s CEO paid certain office expenses amounting to $7,488 on behalf of the Company and there were amounts due of $8,133 for working capital the CEO previously advanced to the Company during the period from May 17, 2012 to September 30, 2012. During the year ended September 30, 2013, the Company repaid $12,946 to the Company’s CEO, leaving a balance of $2,675 at September 30, 2013.

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

On October 11, 2012, we entered into an engagement agreement with CFO Oncall, Inc. Adam Wasserman, our Chief Financial Officer, is also a principal of CFO Oncall. Pursuant to this agreement, CFO Oncall shall provide outsourced chief financial officer/controller services and assist the company with the preparation of financial statements and other items related to its public company disclosure obligations. As consideration for this service, we have agreed to pay CFO Oncall a fixed monthly rate of $5,000 which shall be payable as follows: (i) $2,000 in cash; and (ii) $3,000 in common stock payable in advance at the beginning of each quarterly period. The number of shares of common stock due will be calculated based on the average bid price for the last three trading days prior to the beginning of the quarterly period for all periods. In the event that the issuer’s common stock is not currently trading on the date the fee is due, then, the share price shall be based on the most recent sale price of shares issued in the most recent private placement. In the event that we conduct additional private placements at lower prices, the issuance price for future issuances to CFO Oncall, Inc. shall be adjusted, accordingly. However, once the shares are earned for a particular period, CFO Oncall will not have the right to additional shares for that period based on a future price that is lower than the price used to calculate the number of shares. They are not entitled to anti-dilution protection or additional issuances based on a lower future price. Although shares are due to be delivered based on this agreement, we have not yet issued such shares. We do expect that we will issue all outstanding shares prior to the start of the next quarter. The number of shares to be issued to CFO Oncall, Inc. will vary and will depend on market prices. In the event that the share price decreases, we could be required to issue an increasing number of shares for future periods. This could cause dilution to our shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Period Ended September 30,
	2013	2012
Audit Fees (1)	$20,000	$6,000
Audit-Related Fees (2)	$4,000	$-
Tax Fees (3)	$-	$-
All Other Fees	$-	$-
Total Fees	$24,000	$6,000

(1)	Audit fees consisted primarily of fees for the audit of our annual financial statements and reviews of the financial statements included in our quarterly reports.

(2)
Audit-related fees consisted primarily of fees for assurance and related services reasonably related to the audit and review services described under footnote 1 above and fees for reimbursement of out-of-pocket expenses.

(3)	Tax fees consisted primarily of fees for tax compliance, tax advice, and tax planning services.

Pre-Approval Policies and Procedures.  All audit and non-audit services for the period from Inception (May 17, 2012) through September 30, 2012 and the fiscal year ended September 30, 2013 were pre-approved by the board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

EXHIBIT
Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Section 1350 Certification of the Chief Executive Officer *
32.1	Section 1350 Certification of the Chief Financial Officer *

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herein.
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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALLY WORLD MEDIA, INC.

Date: December 23, 2013	By:	/s/ Darin Myman
Name: Darin Myman
Title:Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Adam Wasserman
Name: Adam Wasserman
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signature	Title	Date

Darin Myman	Chief Executive Officer and Director (Principal Executive Officer)	December 23, 2013

December 23, 2013
Adam Wasserman	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)