Form 10-Q
period 2013-12-31
Wally World Media, Inc
filed 2014-02-11
CIK 1555214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

There were 36,620,000 shares of the Registrant’s Common Stock outstanding at February 11, 2014.

WALLY WORLD MEDIA, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Period Ended December 31, 2013

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

PART I – FINANCIAL INFORMATION

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED FINANCIAL STATEMENTS
December 31, 2013

CONTENTS

Condensed Financial Statements:

Condensed Balance Sheets - As of December 31, 2013 (Unaudited) and September 30, 2013	F-2

Condensed Statements of Operations - For the Three Months Ended December 31, 2013 and 2012 and for the Period from May 17, 2012 (Inception) to December 31, 2013 (Unaudited)	F-3

Condensed Statements of Changes in Stockholders’ Equity For the Period from May 17, 2012 (Inception) to December 31, 2013 (Unaudited)	F-4

Condensed Statements of Cash Flows – For the Three Months Ended December 31, 2013 and 2012 and for the Period from May 17, 2012 (Inception) to December 31, 2013 (Unaudited)	F-5

Notes to Unaudited Condensed Financial Statements	F-6

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	December 31,	September 30,
	2013	2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$246,665	$87,663
Prepaid expenses and other current assets	15,800	5,200

Total Current Assets	262,465	92,863

Long Term Assets:
Security deposit	8,400	8,400

Total Assets	$270,865	$101,263

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$60,261	$30,189
Due to related parties	5,000	7,675

Total Current Liabilities	65,261	37,864

Commitments and Contingencies - (Note 5)

STOCKHOLDERS' (DEFICIT) EQUITY:
Preferred stock ($0.0001 par value; 50,000,000 shares authorized; none issued or outstanding	-	-
Common stock ($0.0001 par value; 500,000,000 shares authorized; 30,145,000 and 26,490,000 shares issued and outstanding at December 31, 2013 and September 30, 2013, respectively)	3,014	2,649
Additional paid-in capital	1,277,222	912,087
Deficit accumulated during development stage	(1,074,632)	(851,337)

Total Stockholders' Equity	205,604	63,399

Total Liabilities and Stockholders' Equity	$270,865	$101,263

See accompanying condensed notes to unaudited financial statements

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS

			For the Period
	For the Three Months Ended	For the Three Months Ended	from May 17, 2012 (Inception)
	December 31, 2013	December 31, 2012	to December 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-	$-

OPERATING EXPENSES:
Compensation	129,748	101,778	716,595
Professional fees	32,797	16,682	180,910
Rent expense	11,812	5,325	27,482
Impairment expense	-	35,000	35,000
General and administrative	48,958	11,050	115,117

Total Operating Expenses	223,315	169,835	1,075,104

OTHER INCOME (EXPENSE)
Interest Income	20	-	472

Total Other Income (Expense)	20	-	472

NET LOSS	$(223,295)	$(169,835)	$(1,074,632)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.01)	$(0.01)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	27,366,758	22,123,134	22,937,740

See accompanying condensed notes to unaudited financial statements

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
  For the Period from  May 17, 2012 (Inception) to December 31, 2013
(Unaudited)

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During	Total
					Paid-in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance, May 17, 2012 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of common stock to founders	-	-	17,360,000	1,736	-	-	1,736

Issuance of common stock for services	-	-	850,000	85	84,915	-	85,000

Sale of common stock	-	-	870,000	87	86,913	-	87,000

Net loss from May 17, 2012 (inception) to September 30, 2012	-	-	-	-	-	(101,199)	(101,199)

Balance, September 30, 2012	-	-	19,080,000	1,908	171,828	(101,199)	72,537

Sale of common stock	-	-	6,730,000	673	672,327	-	673,000

Issuance of common stock for services	-	-	680,000	68	67,932	-	68,000

Net loss for year ended September 30, 2013	-	-	-	-	-	(750,138)	(750,138)

Balance, September 30, 2013	-	-	26,490,000	2,649	912,087	(851,337)	63,399

Sale of common stock	-	-	3,565,000	356	356,144	-	356,500

Issuance of common stock for services	-	-	90,000	9	8,991	-	9,000

Net loss for the period ended December 31, 2013	-	-	-	-	-	(223,295)	(223,295)

Balance, December 31, 2013	-	$-	30,145,000	$3,014	$1,277,222	$(1,074,632)	$205,604

See accompanying condensed notes to unaudited financial statements.

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

			For the Period
	For the Three Months Ended	For the Three Months Ended	from May 17, 2012 (Inception)
	December 31, 2013	December 31, 2012	to December 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(223,295)	$(169,835)	$(1,074,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid expense in connection with the issuance of common stock issued for prepaid services	-	-	25,000
Impairment expense	-	-	35,000
Stock-based compensation and fees	9,000	-	138,736
Changes in operating assets and liabilities:
Prepaid expenses and other current asset	(10,600)	-	(15,800)
Security deposit	-	-	(8,400)
Accounts payable	30,072	19,875	60,261

NET CASH USED IN OPERATING ACTIVITIES	(194,823)	(149,960)	(839,835)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intellectual properties from related party	-	-	(35,000)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(35,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	-	-	20,621
Repayments of related party advances	(2,675)	(8,133)	(15,621)
Proceeds from sale of common stock	356,500	400,000	1,116,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	353,825	391,867	1,121,500

NET INCREASE IN CASH	159,002	241,907	246,665

CASH - beginning of period	87,663	83,840	-

CASH - end of period	$246,665	$325,747	$246,665

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Common Stock for prepaid services	$-	$-	$25,000

See accompanying condensed notes to unaudited financial statements.

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2013

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

Basis of presentation and going concern

These unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (”SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by "GAAP" for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The accounting policies and procedures used in the preparation of these financial statements have been derived from the audited financial statements of the Company for the fiscal year ended September 30, 2013, which are contained in the Company’s Current Report on Form 10-K. The balance sheet as of September 30, 2013 was derived from those financial statements.  The results of operations for the three months ended December 31, 2013 are not necessarily indicative of the results to be expected for the full year.

The Company is presented as a development stage company. Activities during the development stage include website development, development of the Company’s business plan and the raising of capital.

As reflected in the accompanying unaudited financial statements, the Company has a net loss and net cash used in operations of $223,295 and $194,823 for the three months ended December 31, 2013, respectively.  Additionally the Company has a working capital and a deficit accumulated during development stage of $197,204, and $1,074,632 respectively at December 31, 2013 and is in the development stage with no revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. Currently, management is seeking capital to implement its business plan.   Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At December 31, 2013, no amounts exceeded the limits. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2013

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded an impairment loss in the amount of $0 and $35,000 during the three months ended December 31, 2013 and 2012, respectively (see Note 2).

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2013

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

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation

The Company accounts for stock-based instruments granted to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to estimate and recognize the grant-date fair value of stock based awards issued to employees and directors.  The Company recognizes compensation on a straight-line basis over the requisite service period for each award.  There were no options outstanding as of December 31, 2013. The Company accounts for non-employee stock-based awards in accordance with the measurement and recognition criteria under ASC Topic 505-50.

Advertising

Advertising is expensed as incurred and is included in general and administrative expenses in the accompanying condensed statements of operations. For the three months ended December 31, 2013 and 2012, advertising expense was $15,266 and $0 respectively.

Research and development

Research and development costs are expensed as incurred. The Company did not incur any research and development cost for the three months ended December 31, 2013 and 2012.

Net loss per share of common stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At December 31, 2013, the Company did not have any potentially dilutive securities outstanding.

Recent accounting pronouncements

Accounting standards which were not effective until after December 31, 2013 are not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 2 – RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2013, the Company repaid $2,675 to the Company’s CEO for certain office expenses on behalf of the Company that was incurred during the fiscal year ending September 30, 2013, leaving a balance of $0 at December 31, 2013.

The following related party from time to time, provided advances to the Company for working capital purposes. At December 31, 2013, the Company had a payable to this individual of $5,000. These advances were short-term in nature and non-interest bearing.

Name	Balance at December 31, 2013	Balance at September 30, 2013	Relationship
Robb Knie	$5,000	$5,000	Principal shareholder/former CEO and employee
Darin Myman	-	2,675	CEO, director and shareholder
	$5,000	$7,675

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

The Company recorded an impairment loss in the amount of $0 and $35,000 during the three months ended December 31, 2013 and 2012, respectively.

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2013

NOTE 3 – STOCKHOLDERS’ EQUITY

On August 1, 2013, the Board of Directors and holders of a majority of the Company’s outstanding capital stock of the Company approved the Company's 2013 Equity Incentive Plan, which reserves 8,000,000 shares of common stock for issuance to the Company's officers, directors, and employees.

Preferred stock

The Company authorized 50,000,000 preferred shares.  Preferred shares may be designated by the Company’s board of directors.  There were no shares designated as of December 31, 2013.

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

On February 19, 2013, the Company issued 250,000 vested shares of its common stock to a consultant in connection with a 12 month consulting agreement (see Note 4). The Company valued these common shares at the fair value of $0.10 per common share or $25,000 based on the sale of common stock in a private placement at $0.10 per common share. In connection with the issuance of these common shares, the Company recorded stock-based compensation of $9,850 in 2013 and prepaid expenses of $15,150 as of December 31, 2013 to be amortized over the term of the consulting agreement.

On April 1, 2013, the Company issued 100,000 vested shares of its common stock to a consultant in connection with a 12 month consulting agreement (see Note 4). The Company valued these common shares at the fair value of $0.10 per common share or $10,000 based on the sale of common stock in a private placement at $0.10 per common share. In connection with the issuance of these common shares, the Company recorded stock-based compensation of $10,000 of June 30, 2013 as the contract is terminated. (See Note 4)

On May 2, 2013, the Company issued 240,000 shares of its common stock at $0.10 per common share to a company owned by its Chief Financial Officer as payment for accounting services rendered pursuant to an engagement letter. The Company valued these common shares at the fair value of $0.10 per common share based on the sale of common stock in a private placement at $0.10 per common share. In connection with issuance of these common shares, the Company recorded stock-based compensation of $24,000.

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
December 31, 2013

NOTE 3 – STOCKHOLDERS’ EQUITY (continued)

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

In October 2013, the Company issued 90,000 shares of its common stock at $0.10 per common share to a company owned by its Chief Financial Officer as payment for accounting services rendered pursuant to an engagement letter. The Company valued these common shares at the fair value of $0.10 per common share based on the contemporaneous sale of common stock in a private placement at $0.10 per common share. In connection with issuance of these common shares, the Company recorded stock-based compensation of $9,000.

In December 2013, the Company sold 3,565,000 shares of its common stock at $0.10 per common share for proceeds of $356,500.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

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
December 31, 2013

NOTE 4 – COMMITMENTS AND CONTINGENCIES (continued)

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
December 31, 2013

NOTE 4 – COMMITMENTS AND CONTINGENCIES (continued)

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

Future minimum rental payments required under this operating lease are as follows:

	Total	1 year	1-3 years	3-5 years	5+ years
Operating lease	$56,700	$25,200	$25,200	6,300	-
Total	$56,700	$25,200	$25,200	$6,300	$-

Rent expense was $11,812 and $5,325 for the three months ended December 31, 2013 and 2012, respectively.

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
December 31, 2013

NOTE 4 – COMMITMENTS AND CONTINGENCIES (continued)

(b)	Stock Compensation.

(v)	The Initial Shares. The Company shall issue to the consultant, 100,000 shares of the Company’s common stock.
(vi)
The Additional Shares. When fifty (50) activated entertainers shall be offering services on the Company’s website, the Company shall issue to the consultant an additional 100,000 shares of the Company’s common stock.

(vii)
The Bonus Shares. For each additional activated entertainer that shall commence offering services on the Company’s website the Company shall issue to the consultant 1,000 shares for each non-famous entertainer, an additional 5,000 shares for each moderately famous entertainer and 10,000 for each famous Entertainer.

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

NOTE 5 – SUBSEQUENT EVENTS

In January, 2014, the Company sold 4,100,000 shares of the Company’s common stock at a per share purchase price of $0.10 and raised gross proceeds of $410,000.

On January 13, 2014, the Company issued an aggregate of 1,025,000 vested shares of its common stock to three employees for services rendered. The Company valued these common shares at the fair value of $0.10 per common share based on the contemporaneous sale of common stock in a private placement at $0.10 per common share. In connection with issuance of these common shares, the Company recorded stock-based compensation of $102,500.

On January 13, 2014, the Company issued an aggregate of 850,000 vested shares of its common stock to three consultants for services rendered. The Company valued these common shares at the fair value of $0.10 per common share based on the contemporaneous sale of common stock in a private placement at $0.10 per common share. In connection with issuance of these common shares, the Company recorded stock-based compensation of $85,000.

On January 13, 2014, the Company granted an aggregate of 1,650,000 three year options to purchase shares of common stock exercisable at $0.25 per share to four employees of the Company. The options shall vest 25% every 90 days from the date of grant. The 1,650,000 options were valued on the grant date at approximately $0.09 per option or a total of $155,450 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.10 per share (based on the contemporaneous sale of common stock in a private placement), volatility of 240% (based from volatilities of similar companies), expected term of 3 years, and a risk free interest rate of 0.74%.

On January 13, 2014, the Company granted an aggregate of 3,000,000 three year options to purchase shares of common stock exercisable at $1.00 per share to the Chief Executive Officer of the Company. The options shall vest 25% every 90 days from the date of grant. The 3,000,000 options were valued on the grant date at approximately $0.09 per option or a total of $268,457 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.10 per share (based on the contemporaneous sale of common stock in a private placement), volatility of 240% (based from volatilities of similar companies), expected term of 3 years, and a risk free interest rate of 0.74%.

On January 24, 2014, the Company issued 500,000 vested shares of its common stock to a consultant in connection with a 12 month investor relations consulting agreement. The Company valued these common shares at the fair value of $0.10 per common share based on the contemporaneous sale of common stock in a private placement at $0.10 per common share. In connection with the issuance of these common shares, the Company recorded prepaid expenses of $50,000 to be amortized over the term of the consulting agreement. Additionally, the Company shall pay $100,000 pursuant to the consulting agreement.

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

We expect that YouPop will be attractive for both businesses and individuals. We expect that people will use our service to complete specific micro-services, such as:

●	Providing Testimonials for businesses or services

●	Advertising to increase user generated ads

●	Converting an excel document into other formats

●	Producing viral videos

●	Searching for talented people to provide radio and TV show content

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

ReShoot Technology

The Company has developed an app for the iPhone and iPad based on its reShoot technology.  reShoot, a  video camera app for Apple iPhones and iPads running iOS 7.   Featuring its patent- pending “on the Fly” video editing technology, reShoot makes it easy to correct videos while recording. It provides the capability to rewind and reshoot over unwanted footage.  Utilizing the iPhone’s camera, reShoot provides the capability to record, rewind, pause, annotate and reshoot videos of any length, and post them to social networks and video sharing platforms such as Facebook, Twitter, YouTube, Vimeo, YouPop and Dropbox.  reShoot’s VvideoArc feature, users can add new footage to existing video recordings stored in their VideoArc or camera roll. Instead of capturing dozens of clips, VideoArc provides a single video stream or montage that can be edited and extended.

With the Insert reShoot feature users can record new video into video they have already taken.  It also allows users to insert new footage into a previously recorded VideoArc clip or clip from their camera roll.

 Plan of Operations

We have commenced limited operations and our proposed platform is tentatively planned to be launched in February 2014.

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

We are a development stage company, and to date, our development efforts have been focused primarily on the development and marketing of our business model. In addition, to date we have limited operating history for investors to evaluate the potential of our business development. As such, we have not built our customer base or our brand name. In addition, our sources of cash are not adequate for the next 12 months of operations. If we are unable to raise additional cash, we will have to reduce our expansion plans.

Limited Operating History

We have generated limited financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the period ended December 31, 2013, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the three months ended December 31, 2013 and 2012, we incurred impairment expense of $0 and $35,000 respectively.

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

Stock-based compensation

We account for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. There were no options outstanding as of December 31, 2013. We account for non-employee share-based awards in accordance with ASC Topic 505-50.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Results of Operations

The following table presents a summary of operating information for the three months ended December 31, 2013 and 2012, and for the period from May 17, 2012 (inception) to December 31, 2013:

	For the	For the	For the Period from May 17, 2012
	Three months	Three months	(Inception) to
	December 31, 2013	December 31, 2012	December 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
Net Revenues	$-	$-	$-

Total Operating Expenses	223,315	169,835	1,075,104

Interest Income	20	-	472

Net Loss	$(223,295)	$(169,835)	$(1,074,632)

For the three months ended December 31, 2013 and 2012 and for the period from May 17, 2012 (inception) to December 31, 2013, we generated no revenue.

Operating Expenses

Expenses for the three months ended December 31, 2013 and 2012, for the period from May 17, 2012 (inception) to December 31, 2013 totaled $ 223,315, $169,835, and $1,075,104, respectively, and consisted of the following:

			For the
	For the Three Months Ended December 31, 2013	For the Three Months Ended December 31, 2012	Period from May 17, 2012 (Inception) to December 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
Compensation	$129,748	$101,778	$716,595
Professional fees	32,797	16,682	180,910
Rent expense	11,812	5,325	27,482
Impairment expense	-	35,000	35,000
General and administrative	48,958	11,050	115,117

●	During the three months ended December 31, 2013, compensation increased as we hired three programmers during fiscal 2013. We expect compensation to increase as we implement our business plan.

●
We expect professional fees to increase substantially as we incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

●
For the three months ended December 31, 2013 and 2012, we incurred rent expense of $11,812 and $5,325 respectively. The increase is primarily attributable to our new office lease agreement which was executed in April 2013.

●	For the three months ended December 31, 2013 and 2012, we incurred impairment expense of $0 and $35,000 respectively. We did not have a comparable expense for the current period.

●
For the three months ended December 31, 2013 and 2012, we incurred general and administrative expenses of $48,958 and $11,050, respectively. We expect general and administrative expenses to increase as we implement our business plan.

Net Loss

As a result of the factors described above, our net loss for the three months ended December 31, 2013 and 2012 and for the period from May 17, 2012 (inception) to December 31, 2013, was $223,295, $169,835, and $1,074,632 respectively, or $(0.01), $(0.01), and $(0.05) per common share respectively (basic and diluted).

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations through the sale of our common stock.

Our primary uses of cash have been for salaries and fees paid to third parties for the development of our products. All funds received have been expended in the furtherance of growing the business and establishing brand portfolios. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	An increase in working capital requirements to finance additional product development,
●	Addition of administrative and sales personnel as the business grows,
●	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,
●	The cost of being a public company, and
●	Capital expenditures to add additional technology.

We are not aware of any known trends or any known demands, commitments or events that will result in our liquidity increasing or decreasing in any material way. We are not aware of any matters that would have an impact on future operations.

Our net revenues are not sufficient to fund our operating expenses.  At December 31, 2013 we had a cash balance of $246,665. Since inception, we raised approximately $1,117,000 from the sale of common stock to fund our operating expenses, pay our obligations, and grow our company. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2014.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

The following tables summarize our contractual obligations as of December 31, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

Contractual obligations:	Total	1 year	1-3 years	3-5 years	5+ years
Operating leases	$56,700	$25,200	$25,200	6,300	-
Total	$56,700	$25,200	$25,200	6,300	$-

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the three months ended December 31, 2013, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 9, 2013, we closed on a private placement pursuant to Rule 506 of Regulation D for the sale of 1,065,000 shares of common stock to certain investors for a total purchase price of $106,500 (at a per share purchase price of $0.10). The Common Stock issued in this offering was issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933. In accordance with Section 230.506 (b)(1) of the Securities Act of 1933, these shares qualified for exemption under the Rule 506 exemption for this offerings since it met the following requirements set forth in Reg. §230.506:

(A)	No general solicitation or advertising was conducted by us in connection with the offering of any of the Shares.

(B)
At the time of the offering we were not: (1) subject to the reporting requirements of Section 13 or 15 (d) of the Exchange Act; or (2) an “investment company” within the meaning of the federal securities laws.

(C)
Neither we, nor any of our predecessors, nor any of our directors, nor any beneficial owner of 10% or more of any class of our equity securities, nor any promoter currently connected with us in any capacity has been convicted within the past ten years of any felony in connection with the purchase or sale of any security.

(D)	The offers and sales of securities by us pursuant to the offerings were not attempts to evade any registration or resale requirements of the securities laws of the United States or any of its states.

(E)	None of the investors are affiliated with any of our directors, officers or promoters or any beneficial owner of 10% or more of our securities.

Please note that pursuant to Rule 506, all shares purchased in the Regulation D Rule 506 offering completed in November 2012 were restricted in accordance with Rule 144 of the Securities Act of 1933. In addition, each of these shareholders were either accredited as defined in Rule 501 (a) of Regulation D promulgated under the Securities Act or sophisticated as defined in Rule 506(b)(2)(ii) of Regulation D promulgated under the Securities Act.

We have never utilized an underwriter for an offering of our securities. Other than the securities mentioned above, we have not issued or sold any securities.

On December 30, 2013, we sold 2,500,000 shares of our common stock to 4 accredited investors for a total purchase price of $250,000 (at a per share purchase price of $0.10). These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

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

WALLY WORLD MEDIA, INC.

Dated: February 11, 2014	By:	/s/ Darin Myman
Darin Myman
Chief Executive Officer (Duly Authorized and Principal Executive Officer)

Dated: February 11, 2014	By:	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer (Duly Authorized, Principal Financial Officer and Principal Accounting Officer)