Form 10-Q
period 2014-03-31
Wally World Media, Inc
filed 2014-05-12
CIK 1555214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM  10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION  13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

There were 38,600,000 shares of the Registrant’s Common Stock outstanding at May 12, 2014.

WALLY WORLD MEDIA, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Period Ended March 31, 2014

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

PART I – FINANCIAL INFORMATION

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED FINANCIAL STATEMENTS
March 31, 2014

CONTENTS

Condensed Financial Statements:

Condensed Balance Sheets - As of March 31, 2014 (Unaudited) and September 30, 2013	F-2

Condensed Statements of Operations - For the Three and Six Months Ended March 31, 2014 and 2013 and for the Period from May 17, 2012 (Inception) to March 31, 2014 (Unaudited)	F-3

Condensed Statements of Changes in Stockholders’ Equity For the Period from May 17, 2012 (Inception) to March 31, 2014 (Unaudited)	F-4

Condensed Statements of Cash Flows – For the Six Months Ended March 31, 2014 and 2013 and for the Period from May 17, 2012 (Inception) to March 31, 2014 (Unaudited)	F-5

Notes to Unaudited Condensed Financial Statements	F-6

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	March 31,	September 30,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$278,362	$87,663
Prepaid expenses and other current assets	162,771	5,200

Total Current Assets	441,133	92,863

Long Term Assets:
Security deposit	8,400	8,400

Total Assets	$449,533	$101,263

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$26,508	$30,189
Due to related parties	5,000	7,675

Total Current Liabilities	31,508	37,864

Commitments and Contingencies - (Note 4)

STOCKHOLDERS' EQUITY:
Preferred stock ($0.0001 par value; 50,000,000 shares authorized; none issued or outstanding	-	-
Common stock ($0.0001 par value; 500,000,000 shares authorized; 37,950,000 and 26,490,000 shares issued and outstanding at March 31, 2014 and September 30, 2013, respectively)	3,795	2,649
Additional paid-in capital	2,147,609	912,087
Deficit accumulated during development stage	(1,733,379)	(851,337)

Total Stockholders' Equity	418,025	63,399

Total Liabilities and Stockholders' Equity	$449,533	$101,263

See accompanying condensed notes to unaudited financial statements

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months	For the Six Months	For the Six Months	For the Period from May 17, 2012
	Ended	Ended	Ended	Ended	(Inception) to
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Compensation	405,194	124,273	534,942	236,051	1,121,789
Professional fees	180,163	30,686	212,960	47,368	361,073
Rent expense	6,394	6,063	18,206	11,388	33,876
Impairment expense	-	-	-	35,000	35,000
General and administrative	67,105	11,307	116,063	12,558	182,222

Total Operating Expenses	658,856	172,329	882,171	342,365	1,733,960

OTHER INCOME (EXPENSE)
Interest Income	109	168	129	369	581

Total Other Income (Expense)	109	168	129	369	581

NET LOSS	$(658,747)	$(172,161)	$(882,042)	$(341,996)	$(1,733,379)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	35,413,390	23,191,111	31,367,845	22,654,172	24,581,676

See accompanying condensed notes to unaudited financial statements.

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
 for the Period from May 17, 2012 (Inception) to March 31, 2014
(Unaudited)

						Deficit
					Additional	Accumulated During	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance, May 17, 2012 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of common stock to founders	-	-	17,360,000	1,736	-	-	1,736

Issuance of common stock for services	-	-	850,000	85	84,915	-	85,000

Sale of common stock	-	-	870,000	87	86,913	-	87,000

Net loss from May 17, 2012 (inception) to September 30, 2012	-	-	-	-	-	(101,199)	(101,199)

Balance, September 30, 2012	-	-	19,080,000	1,908	171,828	(101,199)	72,537

Sale of common stock	-	-	6,730,000	673	672,327	-	673,000

Issuance of common stock for services	-	-	680,000	68	67,932	-	68,000

Net loss for year ended September 30, 2013	-	-	-	-	-	(750,138)	(750,138)

Balance, September 30, 2013	-	-	26,490,000	2,649	912,087	(851,337)	63,399

Sale of common stock	-	-	8,315,000	831	830,669	-	831,500

Issuance of common stock for services	-	-	2,555,000	256	255,244	-	255,500

Issuance of common stock for prepaid services	-	-	590,000	59	58,941	-	59,000

Stock based compensation in connection with options granted	-	-	-	-	90,668	-	90,668

Net loss for the Six Months ended March 31, 2014	-	-	-	-	-	(882,042)	(882,042)

Balance, March 31, 2014	-	$-	37,950,000	$3,795	$2,147,609	$(1,733,379)	$418,025

See accompanying condensed notes to unaudited financial statements.

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months	For the Six Months	For the Period from May 17, 2012
	Ended	Ended	(Inception) to
	March 31, 2014	March 31, 2013	March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(882,042)	$(341,996)	$(1,733,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid expense in connection with the issuance of common stock issued for prepaid services	9,167	2,768	34,167
Impairment expense	-	35,000	35,000
Stock-based compensation and fees	346,168	-	475,904
Changes in operating assets and liabilities:
Prepaid expenses and other current asset	(107,738)	(8,468)	(112,938)
Security deposit	-	(8,400)	(8,400)
Accounts payable	(3,681)	32,862	26,508

NET CASH USED IN OPERATING ACTIVITIES	(638,126)	(288,234)	(1,283,138)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intellectual properties from related party	-	(35,000)	(35,000)

NET CASH USED IN INVESTING ACTIVITIES	-	(35,000)	(35,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	-	4,579	20,621
Repayments of related party advances	(2,675)	(8,133)	(15,621)
Proceeds from sale of common stock	831,500	400,000	1,591,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	828,825	396,446	1,596,500

NET INCREASE IN CASH	190,699	73,212	278,362

CASH - beginning of period	87,663	83,840	-

CASH - end of period	$278,362	$157,052	$278,362

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for prepaid services	$59,000	$25,000	$84,000

See accompanying condensed notes to unaudited financial statements.

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2014

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

On March 10, 2014, the Company formed a new wholly owned subsidiary Vape Shop Holdings Inc. which was incorporated in the state of Nevada.  Vape shop was formed to develop technology platforms, explore acquisitions and acquire intellectual property in the vaporizer and accessory industry.

Basis of presentation and going concern

These unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (”SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by "GAAP" for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.    The accounting policies and procedures used in the preparation of these financial statements have been derived from the audited financial statements of the Company for the fiscal year ended September 30, 2013, which are contained in the Company’s Current Report on Form 10-K. The balance sheet as of September 30, 2013 was derived from those financial statements.  The results of operations for the six months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

The Company is presented as a development stage company. Activities during the development stage include website development, development of the Company’s business plan and the raising of capital.

As reflected in the accompanying unaudited financial statements, the Company has a net loss and net cash used in operations of $882,042 and $638,126 respectively for the six months ended March 31, 2014.  Additionally the Company has a deficit accumulated during development stage of $1,733,379 at March 31, 2014 and is in the development stage with no revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital and generate revenues.  Currently, management is seeking capital to implement its business plan.  Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At March 31, 2014, approximately $28,000 exceeded the limits. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Prepaid expenses

Prepaid expenses of $162,771 and $5,200 at March 31, 2014 and September 30, 2013, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments in cash and equity instruments for consulting and business advisory services, advertising and accounting fees which are being amortized over the terms of their respective agreements.

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

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded impairment loss in the amount of $0 and $35,000 during the six months ended March 31, 2014 and 2013, respectively (see Note 2).

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

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2014

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

Stock-based compensation

The Company accounts for stock-based instruments granted to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to estimate and recognize the grant-date fair value of stock based awards issued to employees and directors.    The Company recognizes compensation on a straight-line basis over the requisite service period for each award.    There were 4,650,000 options outstanding as of March 31, 2014. The Company accounts for non-employee stock-based awards in accordance with the measurement and recognition criteria under ASC Topic 505-50.

Advertising

Advertising is expensed as incurred and is included in general and administrative expenses in the accompanying condensed statements of operations. For the six months ended March 31, 2014 and 2013, advertising expense was approximately $42,000 and $0, respectively.

Research and development

Research and development costs are expensed as incurred. The Company did not incur any research and development cost for the six months ended March 31, 2014 and 2013.

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net loss per share of common stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using  the weighted average number of common shares and potentially dilutive securities outstanding during the period. At March 31, 2014, the Company has 4,650,000 potentially dilutive securities outstanding in connection with stock options.

Recent accounting pronouncements

Accounting standards which were not effective until after March 31, 2014 are not expected to have a material impact on the Company’s  financial position or results of operations.

NOTE 2 – RELATED PARTY TRANSACTIONS

During the six months ended March 31, 2014, the Company repaid $2,675 to the Company’s CEO for certain office expenses on behalf of the Company that was incurred during the fiscal year ending September 30, 2013, leaving a balance of $0 at March 31, 2014.

The following related party from time to time, provided advances to the Company for working capital purposes. At March 31, 2014, the Company had a payable to this individual of $5,000. These advances were short-term in nature and non-interest bearing.

Name	Balance at March 31, 2014	Balance at September 30, 2013	Relationship
Robb Knie	$5,000	$5,000	Former CEO and employee
Darin Myman	-	2,675	CEO, director and shareholder
	$5,000	$7,675

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

The Company recorded an impairment loss in the amount of $0 and $35,000 during the six months ended March 31, 2014 and 2013, respectively.

NOTE 3 – STOCKHOLDERS’ EQUITY

On August 1, 2013, the Board of Directors and holders of a majority of the Company’s outstanding capital stock of the Company approved the Company's 2013 Equity Incentive Plan, which reserves 8,000,000 shares of common stock for issuance to the Company's officers, directors, and employees.

Preferred stock

The Company authorized 50,000,000 preferred shares.  Preferred shares may be designated by the Company’s board of directors.   There were no shares designated as of March 31, 2014.

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2014

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

On February 19, 2013, the Company issued 250,000 vested shares of its common stock to a consultant in connection with a 12 month consulting agreement (see Note 4). The Company valued these common shares at the fair value of $0.10 per common share or $25,000 based on the sale of common stock in a private placement at $0.10 per common share. In connection with the issuance of these common shares, the Company recorded stock-based compensation of $25,000 at June 30, 2013 as the contract is terminated (see Note 4).

On April 1, 2013, the Company issued 100,000 vested shares of its common stock to a consultant in connection with a 12 month consulting agreement (see Note 4). The Company valued these common shares at the fair value of $0.10 per common share or $10,000 based on the sale of common stock in a private placement at $0.10 per common share. In connection with the issuance of these common shares, the Company recorded stock-based compensation of $10,000 at June 30, 2013 as the contract is terminated (see Note 4).

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

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2014

NOTE 3 – STOCKHOLDERS’ EQUITY (continued)

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

Between January 2014 and March 2014, the Company sold 4,750,000 shares of the Company’s common stock at a per share purchase price of $0.10 and raised gross proceeds of $475,000.

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

On January 24, 2014, the Company issued 500,000 vested shares of its common stock to a consultant in connection with a 12 month investor relations consulting agreement. The Company valued these common shares at the fair value of $0.10 per common share based on the contemporaneous sale of common stock in a private placement at $0.10 per common share. In connection with the issuance of these common shares, the Company recorded stock based consulting of $9,167 and prepaid expenses of $40,833 to be amortized over the term of the consulting agreement. Additionally, the Company paid $100,000 pursuant to the consulting agreement.

On March 18, 2014, the Company issued 500,000 vested shares of its common stock to a consultant for consulting and business advisory services rendered. The Company valued these common shares at the fair value of $0.10 per common share based on the contemporaneous sale of common stock in a private placement at $0.10 per common share. In connection with issuance of these common shares, the Company recorded stock-based compensation of $50,000.

On March 18, 2014, the Company issued 180,000 shares of its common stock at $0.10 per common share to a company owned by its Chief Financial Officer as payment for accounting services rendered pursuant to an engagement letter. The Company valued these common shares at the fair value of $0.10 per common share based on the contemporaneous sale of common stock in a private placement at $0.10 per common share. In connection with issuance of these common shares, the Company recorded stock-based compensation of $9,000 and prepaid expense of $9,000 to be amortized over the term of the agreement.

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2014

NOTE 3 – STOCKHOLDERS’ EQUITY (continued)

Stock options

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

During the six months ended March 31, 2014, the Company recorded stock based compensation expense related to vested options granted in fiscal 2014 in the amount of  $90,668. As of March 31, 2014, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $333,239.

Stock option activities for the period ended March 31, 2014 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at September 30, 2013	-	$-	-	-
Granted	4,650,000	0.73	3.00
Exercised/forfeited	-	-
Balance at March 31, 2014	4,650,000	$0.73	2.79	$239,085
Options exercisable at March 31, 2014	-	$-	-	$-

The weighted-average grant-date fair value of options granted to employees/consultants during the six months ended March 31, 2014 was $0.09.

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2014

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

(b)	Stock Compensation.

(i)	The Initial Shares. Within ten (10) business days after the Effective Date, the Company shall issue to the consultant 250,000 shares of the Company’s common stock (the “Initial Shares”).

(ii)
The Additional Shares. Within ten (10) business days after twenty (20) activated celebrities shall be offering services on the Company’s website, the Company shall issue to the consultant an additional 250,000 shares of the Company’s common stock (the “Additional Shares”).

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

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2014

NOTE  4 – COMMITMENTS AND CONTINGENCIES (continued)

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

On April 1, 2013, the Company executed a lease agreement for approximately 1,400 square feet of office space located in Brunswick, New Jersey, which shall serve as the Company’s permanent offices.    The initial term of the lease shall be for 36 months, with one option to renew for an additional 36 months.    The base monthly rental for the premises is $2,100 plus common area maintenance charges.    In addition, the lease required a security deposit and one month of prepaid rent in the amount of $8,400 and $2,100, respectively.

Future minimum rental payments required under this operating lease are as follows:

	Total	1 year	1-3 years	3-5 years	5+ years
Operating lease	$50,400	$25,200	$25,200	-	-
Total	$50,400	$25,200	$25,200	$-	$-

Rent expense was $18,206 and $11,388 for the six months ended March 31, 2014 and 2013, respectively.

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

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2014

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

On January 24, 2014, the Company issued 500,000 vested shares of its common stock to a consultant in connection with a 12 month investor relations consulting agreement valued at $0.10 per common share or $50,000 (see Note 3). In connection with the issuance of these common shares, the Company recorded stock based consulting of $9,167 and prepaid expenses of $40,833 to be amortized over the term of the consulting agreement. Additionally, the Company paid $100,000 pursuant to the consulting agreement and recorded consulting expense of $18,333 and prepaid expenses of $81,667 to be amortized over the term of the consulting agreement.

NOTE  5 – SUBSEQUENT EVENTS

In April 2014, the Company issued 500,000 vested shares of its common stock to a consultant in connection with a 6 month investor relations consulting agreement. The Company valued these common shares at the fair value of $0.10 per common share based on the contemporaneous sale of common stock in a private placement at $0.10 per common share.

In April 2014, the Company issued 150,000 vested shares of its common stock to two consultants in connection with investor relations services rendered. The Company valued these common shares at the fair value of $0.10 per common share based on the contemporaneous sale of common stock in a private placement at $0.10 per common share.

In April 2014, the Company granted 50,000 three year options to purchase shares of common stock exercisable at $0.50 per share to an employee of the Company. The options shall vest 25% every 90 days from the date of grant. The 50,000 options were valued on the grant date at approximately $0.09 per option or a total of $4,555 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.10 per share (based on the contemporaneous sale of common stock in a private placement), volatility of 234% (based from volatilities of similar companies), expected term of 3 years, and a risk free interest rate of 0.82%.

WALLY WORLD MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2014

NOTE  5 – SUBSEQUENT EVENTS (continued)

On April 1, 2014 through its newly formed subsidiary, Vape Shop Holdings, Inc. (“Vape Shop”), the Company acquired the rights to Bongshop.com from a related party. The purchase price for such acquisition shall be 500,000 shares of   Vape Shop’s common stock.   There have been no shares issued for this purchase as of May 12, 2014, the date these financial statements were available for issuance.

On April 20, 2014, through its subsidiary, Vape Shop, the Company has signed a joint venture agreement with Vapir, Inc. (“Vapir”), a leading manufacturer and distributor of electronic vaporizers.  Vapir also is the holder of several patents going back to 1998 covering vaporizer technology.   Under terms of the agreement Vape Shop will make available its technology platforms and other expertise to Vapir, and in return, Vape Shop will receive 1.5 million shares of Vapir’s common stock and warrants to purchase an additional 1.5 million shares of Vapir’s common stock.

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

ReShoot Technology

The Company has developed an app for the iPhone and iPad based on its reShoot technology.  reShoot, a video camera app for Apple iPhones and iPads running iOS 7.   Featuring its patent- pending “on the Fly” video editing technology, reShoot makes it easy to correct videos while recording. It provides the capability to rewind and reshoot over unwanted footage.  Utilizing the iPhone’s camera, reShoot provides the capability to record, rewind, pause, annotate and reshoot videos of any length, and post them to social networks and video sharing platforms such as Facebook, Twitter, , Vimeo, YouPop and Dropbox.  reShoot’s  videoArc feature, users can add new footage to existing video recordings stored in their VideoArc or camera roll. Instead of capturing dozens of clips, VideoArc provides a single video stream or montage that can be edited and extended.

With the Insert reShoot features users can record new video into video they have already taken.  It also allows users to insert new footage into a previously recorded VideoArc clip or clip from their camera roll.

The Company has changed its focus to concentrate its efforts on the reShoot technology which is developing new features such as video sound effects, thought bubbles, video emoticons and adding sound to traditional photographs.

On April 1, 2014, through its newly formed subsidiary, Vape Shop Holdings, Inc. (“Vape Shop”), the Company acquired the rights to Bongshop.com and twenty other domain names from a related party. Vape Shop was formed on March 10, 2014 and was incorporated in the state of Nevada.  Vape Shop was formed to develop technology platforms, explore acquisitions and acquire intellectual property in the vaporizer and accessory industry.  On April 20, 2014, the Company has signed a joint venture agreement with Vapir, Inc. (“Vapir”), a leading manufacturer and distributor of electronic vaporizers.  Vapir, also is the holder of several patents going back to 1998 covering vaporizer technology.   Under terms of the agreement, Vape Shop will make available its technology platforms and other expertise to Vapir, and in return Vape Shop will receive 1.5 million shares of Vapir’s common stock and warrants to purchase an additional 1.5 million shares of Vapir’s common stock.

Plan of Operations

We have commenced limited operations and our reShoot App has been available in the iTunes Store since March 18, 2014.

Our principal business intends to focus on creating a large user base for our reShoot technology that includes adding new features, new ways to monetize the mobile app through In-App purchases of special features, creating specific genre based videos entertainment and licensing the technology.   We plan to use the YouPop platform we have developed to connect the reShoot app and allow its users to share long form videos without exchanging the files using our cloud.

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

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the six months ended March 31, 2014, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the six months ended March 31, 2014 and 2013, we incurred impairment expense of $0 and $35,000, respectively.

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

Results of Operations

The following table presents a summary of operating information for the three and six months ended March 31, 2014 and 2013, and for the period from May 17, 2012 (inception) to March 31, 2014:

	For the Three Months Ended		For the Six Months Ended		For the Period from May 17, 2012 (Inception) to
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Revenues	$-	$-	$-	$-	$-
Total Operating Expenses	658,856	172,329	882,171	342,365	1,733,960
Interest Income	109	168	129	369	581
Net Loss	$(658,747)	$(172,161)	$(882,042)	$(341,996)	$(1,733,379)

For the six months ended March 31, 2014 and 2013 and for the period from May 17, 2012 (inception) to March 31, 2014, we generated no revenue.

Operating Expenses

Expenses for the three months ended March 31, 2014 and 2013 totaled $658,856 and $172,329, respectively. Expenses for the six months ended March 31, 2014 and 2013, for the period from May 17, 2012 (inception) to March 31, 2014 totaled $882,171, $342,365, and $1,733,960, respectively, and consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Compensation	$405,194	$124,273	$534,942	$236,051
Professional fees	180,163	30,686	212,960	47,368
Rent expense	6,394	6,063	18,206	11,388
Impairment expense	-	-	-	35,000
General and administrative	67,105	11,307	116,063	12,558

•
During the three and six months ended March 31, 2014, compensation increased primarily due to increased stock based compensation to our officer and employees. We expect compensation to increase as we implement our business plan.

•
We expect professional fees to increase substantially as we incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

•
For the three months ended March 31, 2014 and 2013, we incurred rent expense of $6,394 and $6,063, respectively. For the six months ended March 31, 2014 and 2013, we incurred rent expense of $18,206 and $11,388, respectively. The increase in both periods is primarily attributable to our new office lease agreement which was executed in April 2013.

•	For the six months ended March 31, 2014 and 2013, we incurred impairment expense of $0 and $35,000, respectively. We did not have a comparable expense for the current period.

•
For the three months ended March 31, 2014 and 2013, we incurred general and administrative expenses of $67,105 and $11,307, respectively. For the six months ended March 31, 2014 and 2013, we incurred general and administrative expenses of $116,063 and $12,558, respectively. We expect general and administrative expenses to increase as we implement our business plan.

Net Loss

As a result of the factors described above, our net loss for the three months ended March 31, 2014 and 2013, was $658,747 and $172,161, respectively, or $(0.02) and $(0.01) per common share, respectively, (basic and diluted). As a result of the factors described above, our net loss for the six months ended March 31, 2014 and 2013, and for the period from May 17, 2012 (inception) to March 31, 2014, was $882,042, $341,996, and $1,733,379, respectively, or $(0.03), $(0.02), and $(0.07) per common share respectively (basic and diluted).

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

Our net revenues are not sufficient to fund our operating expenses.  At March 31, 2014 we had a cash balance of $278,362. Since inception, we raised approximately $1.6 million from the sale of common stock to fund our operating expenses, pay our obligations, and grow our company. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in the rest of fiscal 2014.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

The following tables summarize our contractual obligations as of March 31, 2014, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

Contractual obligations:	Total	1 year	1-3 years	3-5 years	5+ years
Operating leases	$50,400	$25,200	$25,200	$-	$-
Total	$50,400	$25,200	$25,200	$-	$-

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of March 31, 2014, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 13, 2014, the Company issued an aggregate of 1,025,000 shares of its common stock to three employees for services rendered.

On January 13, 2014, the Company issued an aggregate of 850,000 shares of its common stock to three consultants for services rendered.

On January 24, 2014, the Company issued 500,000 shares of its common stock to a consultant in connection with a 12 month investor relations consulting agreement.

On March 18, 2014, the Company issued 500,000 shares of its common stock to a consultant for consulting and business advisory services rendered.

On March 18, 2014, the Company issued 180,000 shares of its common stock at $0.10 per common share to a company owned by its Chief Financial Officer as payment for accounting services rendered pursuant to an engagement letter.

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

The Shares were issued in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These transactions qualified for exemption from registration because among other things, the transactions did not involve a public offering, each investor was an accredited investor and/or qualified institutional buyer, each investor had access to information about the Company and their investment, each investor took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

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

WALLY WORLD MEDIA, INC.

Dated: May 12, 2014	By:	/s/ Darin Myman
Darin Myman
Chief Executive Officer (Duly Authorized and Principal Executive Officer)

Dated: May 12, 2014	By:	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer (Duly Authorized, Principal Financial Officer and Principal Accounting Officer)