Form 10-Q
period 2014-06-30
Wally World Media, Inc
filed 2014-08-11
CIK 1555214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

There were 38,600,000 shares of the Registrant’s Common Stock outstanding at August 11, 2014.

WALLY WORLD MEDIA, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Period Ended June 30, 2014

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

PART I – FINANCIAL INFORMATION

WALLY WORLD MEDIA, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

WALLY WORLD MEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$103,259	$87,663
Prepaid expenses and other current assets	181,250	5,200
Total Current Assets	284,509	92,863

Long Term Assets:
Security deposit	8,400	8,400
Total Assets	$292,909	$101,263

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$39,855	$30,189
Due to related parties	5,000	7,675
Total Current Liabilities	44,855	37,864

Commitments and Contingencies - (Note 4)

STOCKHOLDERS' (DEFICIT) EQUITY:
Preferred stock ($0.0001 par value; 50,000,000 shares authorized;
none issued or outstanding	-	-
Common stock ($0.0001 par value; 500,000,000 shares authorized;
38,600,000 and 26,490,000 shares issued and outstanding
at June 30, 2014 and September 30, 2013, respectively)	3,860	2,649
Additional paid-in capital	2,458,308	912,087
Accumulated deficit	(2,214,114)	(851,337)

Total Stockholders' Equity	248,054	63,399

Total Liabilities and Stockholders' Equity	$292,909	$101,263

See accompanying condensed notes to unaudited consolidated financial statements

WALLY WORLD MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Compensation	237,656	128,109	772,598	364,160
Professional fees	189,227	50,125	402,187	97,493
Rent expense	6,453	770	24,659	12,158
Impairment expense	-	-	-	35,000
General and administrative	47,399	21,421	163,462	33,979
Total Operating Expenses	480,735	200,425	1,362,906	542,790

OTHER INCOME (EXPENSE)
Interest Income	-	45	129	414

Total Other Income (Expense)	-	45	129	414

NET LOSS	$(480,735)	$(200,380)	$(1,362,777)	$(542,376)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.02)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING:
Basic and diluted	38,500,000	23,584,505	33,753,970	22,965,421

See accompanying condensed notes to unaudited consolidated financial statements.

WALLY WORLD MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
for the nine months ended June 30, 2014
(Unaudited)
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, September 30, 2013	-	$-	26,490,000	$2,649	$912,087	$(851,337)	$63,399

Sale of common stock	-	-	8,315,000	831	830,669	-	831,500

Issuance of common stock for services	-	-	2,705,000	271	304,729	-	305,000

Issuance of common stock for prepaid services	-	-	1,090,000	109	223,891		224,000

Stock based compensation in connection with options granted	-	-	-	-	186,932		186,932

Net loss for the nine months ended June 30, 2014	-	-	-	-	-	(1,362,777)	(1,362,777)

Balance, June 30, 2014	-	$-	38,600,000	$3,860	$2,458,308	$(2,214,114)	$248,054

See accompanying condensed notes to unaudited consolidated financial statements.

WALLY WORLD MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months	For the Nine Months
	Ended	Ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,362,777)	$(542,376)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of prepaid expense in connection
with the issuance of common stock issued for prepaid services	90,417	9,850
Impairment expense	-	35,000
Stock-based compensation and fees	491,932	34,000
Changes in operating assets and liabilities:
Prepaid expenses and other current asset	(42,467)	(463)
Security deposit	-	(8,400)
Accounts payable	9,666	48,323
Accounts payable - related party		2,000

NET CASH USED IN OPERATING ACTIVITIES	(813,229)	(422,066)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intellectual properties from related party	-	(35,000)

NET CASH USED IN INVESTING ACTIVITIES	-	(35,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	-	4,813
Proceeds from subscriptions payable		33,000
Repayments of related party advances	(2,675)	(12,946)
Proceeds from sale of common stock	831,500	400,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	828,825	424,867

NET INCREASE IN CASH	15,596	(32,199)

CASH - beginning of period	87,663	83,840

CASH - end of period	$103,259	$51,641

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for prepaid services	$224,000	$25,000

See accompanying condensed notes to unaudited consolidated financial statements.

WALLY WORLD MEDIA, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

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

Basis of presentation and going concern

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (”SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by "GAAP" for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.    The accounting policies and procedures used in the preparation of these financial statements have been derived from the audited financial statements of the Company for the fiscal year ended September 30, 2013, which are contained in the Company’s Current Report on Form 10-K. The balance sheet as of September 30, 2013 was derived from those financial statements.  The results of operations for the nine months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has a net loss and net cash used in operations of $1,362,777 and $813,229 respectively for the nine months ended June 30, 2014.  Additionally the Company has accumulated deficit of $2,214,114 at June 30, 2014 and no revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital and generate revenues.  Currently, management is seeking capital to implement its business plan.  Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned inactive subsidiary.  All intercompany transactions and balances are eliminated in consolidation.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At June 30, 2014, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

WALLY WORLD MEDIA, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

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

Prepaid expenses

Prepaid expenses of $181,250 and $5,200 at June 30, 2014 and September 30, 2013, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments in cash and equity instruments for consulting, public relations and business advisory services, advertising and accounting fees which are being amortized over the terms of their respective agreements.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded impairment loss in the amount of $0 and $35,000 during the nine months ended June 30, 2014 and 2013, respectively (see Note 2).

WALLY WORLD MEDIA, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

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

Stock-based compensation

The Company accounts for stock-based instruments granted to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to estimate and recognize the grant-date fair value of stock based awards issued to employees and directors.    The Company recognizes compensation on a straight-line basis over the requisite service period for each award.    There were 3,900,000 options outstanding as of June 30, 2014. The Company accounts for non-employee stock-based awards in accordance with the measurement and recognition criteria under ASC Topic 505-50.

Advertising

Advertising is expensed as incurred and is included in general and administrative expenses in the accompanying condensed statements of operations. For the nine months ended June 30, 2014 and 2013, advertising expense was approximately $53,000 and $0, respectively.

WALLY WORLD MEDIA, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and development

Research and development costs are expensed as incurred. The Company did not incur any research and development cost for the nine months ended June 30, 2014 and 2013.

 Net loss per share of common stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At June 30, 2014, the Company has 3,900,000 potentially dilutive securities outstanding in connection with stock options that may dilute any future earnings per share.

Recent accounting pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements”. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the interim reporting period ended June 30, 2014.

Accounting standards which were not effective until after June 30, 2014 are not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 2 – RELATED PARTY TRANSACTIONS

During the nine months ended June 30, 2014, the Company repaid $2,675 to the Company’s CEO for certain office expenses on behalf of the Company that was incurred during the fiscal year ending September 30, 2013, leaving a balance of $0 at June 30, 2014.

The following related party from time to time, provided advances to the Company for working capital purposes. At June 30, 2014, the Company had a payable to this individual of $5,000. These advances were short-term in nature and non-interest bearing.

Name	Balance at June 30, 2014	Balance at September 30, 2013	Relationship
Robb Knie	$5,000	$5,000	Former CEO and employee
Darin Myman	-	2,675	CEO, director and shareholder
	$5,000	$7,675

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

The Company recorded an impairment loss in the amount of $0 and $35,000 during the nine months ended June 30, 2014 and 2013, respectively.

WALLY WORLD MEDIA, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

NOTE 3 – STOCKHOLDERS’ EQUITY

On August 1, 2013, the Board of Directors and holders of a majority of the Company’s outstanding capital stock of the Company approved the Company's 2013 Equity Incentive Plan, which reserves 8,000,000 shares of common stock for issuance to the Company's officers, directors, and employees.

Preferred stock

The Company authorized 50,000,000 preferred shares.  Preferred shares may be designated by the Company’s board of directors.   There were no shares designated as of June 30, 2014.

Common stock

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

On January 24, 2014, the Company issued 500,000 vested shares of its common stock to a consultant in connection with a 12 month investor relations consulting agreement. The Company valued these common shares at the fair value of $0.10 per common share based on the contemporaneous sale of common stock in a private placement at $0.10 per common share. In connection with the issuance of these common shares, the Company recorded stock based consulting of $21,667 and prepaid expenses of $28,333 to be amortized over the term of the consulting agreement. Additionally, the Company paid $100,000 pursuant to the consulting agreement.

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

On March 18, 2014, the Company issued 180,000 shares of its common stock at $0.10 per common share to a company owned by its Chief Financial Officer as payment for accounting services rendered pursuant to an engagement letter. The Company valued these common shares at the fair value of $0.10 per common share based on the contemporaneous sale of common stock in a private placement at $0.10 per common share. In connection with issuance of these common shares, the Company recorded stock-based compensation of $18,000.

In April 2014, the Company issued 500,000 vested shares of its common stock to a consultant in connection with a 6 month investor relations consulting agreement. The Company valued these common shares at the fair value of approximately $0.33 per common share or $165,000 based on the quoted trading price on the grant date. In connection with the issuance of these common shares, the Company recorded stock based consulting of $68,750 and prepaid expenses of $96,250 to be amortized over the term of the consulting agreement.

WALLY WORLD MEDIA, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

NOTE 3 – STOCKHOLDERS’ EQUITY (continued)

In April 2014, the Company issued 150,000 vested shares of its common stock to two consultants in connection with investor relations services rendered. The Company valued these common shares at the fair value of approximately $0.33 per common share or $49,500 based on the quoted trading price on the grant date. In connection with issuance of these common shares, the Company recorded stock-based consulting of $49,500.

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

In April 2014, the Company granted 50,000 three year options to purchase shares of common stock exercisable at $0.50 per share to an employee of the Company. The options shall vest 25% every 90 days from the date of grant. The 50,000 options were valued on the grant date at approximately $0.31 per option or a total of $15,645 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.33 per share (based on the quoted trading price on the grant date), volatility of 234% (based from volatilities of similar companies), expected term of 3 years, and a risk free interest rate of 0.82%.

During the nine months ended June 30, 2014, the Company recorded stock based compensation expense related to vested options granted in fiscal 2014 in the amount of $186,932. As of June 30, 2014, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $252,619.

Stock option activities for the period ended June 30, 2014 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at September 30, 2013	-	$-	-	-
Granted	4,700,000	0.88	3.00
Forfeited	(800,000)	0.25	2.75
Balance at June 30, 2014	3,900,000	$0.83	2.55	$-
Options exercisable at June 30, 2014	-	$-	-	$-

The weighted-average grant-date fair value of options granted to employees/consultants during the nine months ended June 30, 2014 was $0.09.

WALLY WORLD MEDIA, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

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

(iii)
The Bonus Shares. For every additional ten activated celebrities (above and beyond the initial twenty (20) activated celebrities) that shall commence offering services on the Company’s website, the Company shall issue to the consultant within ten (10) business days after reaching such threshold, an additional 5,000 shares (or in the case of any Hall of Fame, All-Star, or award winning celebrity, 10,000 shares) of the Company’s stock per each additional activated celebrity that shall list an offer for services on the Company website (the “Bonus Shares”, and together with the Initial Shares and the Additional Shares, collectively, the “Shares ”).

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

WALLY WORLD MEDIA, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

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

Future minimum rental payments required under this operating lease are as follows:

	Total	1 year	1-3 years	3-5 years	5+ years
Operating lease	$44,100	$25,200	$18,900	-	-
Total	$44,100	$25,200	$18,900	$-	$-

Rent expense was $24,659 and $12,158 for the nine months ended June 30, 2014 and 2013, respectively.

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

WALLY WORLD MEDIA, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

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

On April 1, 2014 through its newly formed subsidiary, Vape Shop Holdings, Inc. (“Vape Shop”), the Company acquired the rights to Bongshop.com from a related party. The purchase price for such acquisition shall be 500,000 shares of   Vape Shop’s common stock.   In May 2014, the Company cancelled the agreement in connection with this proposed acquisition of a certain right. There have been no shares issued for this purchase as a result of the cancellation.

On April 20, 2014, through its subsidiary, Vape Shop, the Company has signed a joint venture agreement with Vapir, Inc. (“Vapir”), a leading manufacturer and distributor of electronic vaporizers.  Vapir also is the holder of several patents going back to 1998 covering vaporizer technology.   Under terms of the agreement Vape Shop will make available its Youpop, a multi media sharing platform for pictures, video and social media technology platform and other expertise to Vapir, and in return, Vape Shop will receive 1.5 million shares of Vapir’s common stock and warrants to purchase an additional 1.5 million shares of Vapir’s common stock. In June 2014, the Company cancelled the joint venture agreement in connection with Vapir. The Company did not receive any shares and warrants of Vapir as a result of the cancellation.

NOTE 5 – SUBSEQUENT EVENTS

None.

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

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the nine months ended June 30, 2014, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the nine months ended June 30, 2014 and 2013, we incurred impairment expense of $0 and $35,000, respectively.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements”. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the interim reporting period ended June 30, 2014.

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Results of Operations

The following table presents a summary of operating information for the three and nine months ended June 30, 2014 and 2013:

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Revenues	$-	$-	$-	$-
Total Operating Expenses	480,735	200,425	1,362,906	542,790
Interest Income	-	45	129	414
Net Loss	$(480,735)	$(200,380)	$(1,362,777)	$(542,376)

For the nine months ended June 30, 2014 and 2013 we generated no revenue.

Operating Expenses

Expenses for the three months ended June 30, 2014 and 2013 totaled $480,735 and $200,425, respectively. Expenses for the nine months ended June 30, 2014 and 2013 totaled $1,362,906 and $542,790, respectively, and consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Compensation	$237,656	$128,109	$772,598	$364,160
Professional fees	189,227	50,125	402,187	97,493
Rent expense	6,453	770	24,659	12,158
Impairment expense	-	-	-	35,000
General and administrative	47,399	21,421	163,462	33,979

•
During the three and nine months ended June 30, 2014, compensation increased primarily due to increased stock based compensation to our officer and employees. We expect compensation to increase as we implement our business plan.

•
We expect professional fees to increase substantially as we incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

•
For the three months ended June 30, 2014 and 2013, we incurred rent expense of $6,453 and $770, respectively. For the nine months ended June 30, 2014 and 2013, we incurred rent expense of $24,659 and $12,158, respectively. The increase in both periods is primarily attributable to our new office lease agreement which was executed in April 2013.

•	For the nine months ended June 30, 2014 and 2013, we incurred impairment expense of $0 and $35,000, respectively. We did not have a comparable expense for the current period.

•
For the three months ended June 30, 2014 and 2013, we incurred general and administrative expenses of $47,399 and $21,421, respectively. For the nine months ended June 30, 2014 and 2013, we incurred general and administrative expenses of $163,462 and $33,979, respectively. We expect general and administrative expenses to increase as we implement our business plan.

Net Loss

As a result of the factors described above, our net loss for the three months ended June 30, 2014 and 2013, was $480,735 and $200,380, respectively, or $(0.01) and $(0.01) per common share, respectively, (basic and diluted). As a result of the factors described above, our net loss for the nine months ended June 30, 2014 and 2013 was $1,362,777 and $542,376, respectively, or $(0.04) and $(0.02)per common share respectively (basic and diluted).

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

Our net revenues are not sufficient to fund our operating expenses.  At June 30, 2014 we had a cash balance of $103,259. During the nine months ended June 30, 2014, we raised approximately $832,000 from the sale of common stock to fund our operating expenses, pay our obligations, and grow our company. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in the rest of fiscal 2014.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

The following tables summarize our contractual obligations as of June 30, 2014, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

Contractual obligations:	Total	1 year	1-3 years	3-5 years	5+ years
Operating leases	$44,100	$25,200	$18,900	$-	$-
Total	$44,100	$25,200	$18,900	$-	$-

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.        Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of June 30, 2014, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Mine Safety Disclosure.

Not applicable.

Item 5.        Other Information.

On April 20, 2014, our wholly-owned subsidiary, Vape Shop Holdings, Inc. entered into a joint venture agreement with Vapir, Inc., a California company. In June 2014, this joint venture was terminated by mutual consent. We did not issue any shares of common stock or warrants to Vapir, Inc. and do not owe Vapir, Inc. any further consideration under the terms of the joint venture or its termination.

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

WALLY WORLD MEDIA, INC.

Dated: August 11, 2014	By:	/s/ Darin Myman
Darin Myman
Chief Executive Officer (Duly Authorized and Principal Executive Officer)

Dated: August 11, 2014	By:	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer (Duly Authorized, Principal Financial Officer and Principal Accounting Officer)