Form 10-K
period 2014-09-30
Wally World Media, Inc
filed 2014-12-23
CIK 1555214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number:  333-185694

.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☒     No  ☐

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter as of March 31, 2014 was $13,026,000.

As of December 18, 2014 the registrant had 38,600,000 shares of its common stock outstanding.

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

Overview

Wally World Media, Inc. was incorporated in the State of Nevada on May 17, 2012.  We are a start-up business and are still working on our software and platform. We have developed a social media website that we refer to as “YouPop.” Our “YouPop” platform launched for public use in April 2013. On March 19, 2014, we launched reShoot™, a free mobile video camera app for Apple’s iPhone and iPad. reShoot features patent-pending “on the fly” video editing technology to rewind and re-shoot unwanted portions of video. Portions of our YouPop technology have been incorporated into the reShoot app. The reShoot app includes proprietary functionality which allows users to pause recordings (even when the app is closed), live preview of videos, record new footage into existing videos, and insert clips from the camera roll. reShoot provides a mobile video recording and editing studio within a user-friendly app.

The YouPop Platform

In April 2013, we launched our YouPop Platform. The following is how the YouPop platform operated. Users are permitted to register on our website and place job offerings for a service. For example, a user will be able to post a job offer to provide a video of a specific content (i.e. personalized birthday wish, practical joke, dares, etc.).  Other users will be able to view that offer and fulfill that offer by contacting the person and agreeing to provide that service. If the offer is accepted, the person who posted the job will provide us with their credit card information and we will hold the information until the service provider successfully completes the work.  It is intended that upon acceptance of the completed task, we will charge the credit card the amount that was to be paid plus a service fee and credit the service provider’s account with the agreed upon amount.  We will generate revenue by charging both the person looking for services to be provided and the service provider with a transaction fee or service charge of up to 15% from each party.

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

reShoot™

On March 19, 2014 the Company launched reShoot™, a free mobile video camera app for Apple’s iPhone and iPad. reShoot features patent-pending “on the fly” video editing technology to rewind and re-shoot unwanted portions of video. Additional proprietary functionality allows users to pause recordings (even when the app is closed), live preview of videos, record new footage into existing videos, and insert clips from the camera roll. reShoot provides a mobile video recording and editing studio within a user-friendly app.

Users can record and save videos of any length and post them to social networks and video sharing platforms such as Facebook, Twitter and YouTube. reShoot also features an auto-pause function that allows users to receive a phone call while recording without losing the video.

reShoot was developed to solve two very significant problems with mobile digital video. The first being that there was no easy way to correct a mistake without having editing skills. The second problems was on the iPhone, every time you started and stopped the video camera, it created a new file. With reShoot you can add new video to a previously existing video clip. Our videoArc™ capability allows you to pause and resume recording and you can import a saved clip from your camera roll and resume recording, thus eliminating the problem of many little video clips. Instead of capturing dozens of clips, videoArc provides a single video stream or montage that can be edited and extended. There are no restrictions on video length other than the available storage of the device. This feature makes it easy to organize videos captured at concerts, vacations, parties, sporting events, meetings and other activities into one cohesive stream that is easy to share with friends, family and colleagues. reShoot enables almost anyone to be a film producer without requiring editing skills; and by doing this we have unlocked mobile video’s real potential. Whether you need to make a video to sell your car or want to create a video invitation, it’s now easy with reShoot. It is how we believe all video cameras should work.

Key Features:

reShoot’s “on the fly” video recording and editing tools provide the following capabilities:

●	Rewind and select the portion of video to erase and record over using the selector to nudge the reShoot bar to get a precise edit.
●	Insert reShoot/Video Commentary
●	Record new video into existing footage; add commentary to a video project using the front-facing camera, or even photo bomb
●	someone else’s video moment.
●	Import a clip from the camera roll and insert it into any reShoot video.
●	Cut out unwanted footage from any reShoot video.
●	Preview the whole video or just the last few seconds before the edit mark.
●	Pause as often or as long as needed before resuming a video recording (even when the app is closed, the video remains available until it is saved or deleted).

Pricing & Availability

reShoot is a free app available in the iTunes store for Apple iPhones and iPads running iOS 7 or above.

Emoji Cam

On July 31, 2014 we launched the Emoji Cam Photo & Video Camera app for Apple’s iPhone and iPad. Emoji Cam, featuring patent pending Emoji Everything, can turn any picture on a user’s camera roll into an Emoji or Sticker that can be added anywhere in a photo or video shot with Emoji Cam, or imported from your Camera Roll. Emoji Cam is a comprehensive photo and video app featuring our Patent Pending “Edit On the Fly” technology that enables users to edit, add special effects, speech bubbles, sound effects and music tracks to their photos and video. Emoji Cam  was renamed reShoot Video & Photo Camera in October 2014 and is a free app on Apple’s iTunes store for Apple iPhones and iPads running iOS 8, or at reshoot.com. The Emoji Everything, Emoticons, Speech Bubbles and Sound effects in-app purchases are also currently offered for free as part of a special introductory offer. reShoot with Emoji Everything offers users an assortment of shapes and options to customize any picture on their camera roll into an emoji that can be placed anywhere in a photo or video.

Custom Emojis that the user creates can also be saved for later use. In addition to Emoji Everything, Emoji Cam comes packed with ready to use emoticons, stickers, customizable speech bubbles and sound effects to create personalized photos and videos that can be shared via Facebook, Instagram, Twitter and other social networks. Emoji Cam’s video camera is powered by reShoot Technology that allows you to record video, rewind, pause, preview, reShoot, edit and add special effects with Emoji Cams. "On the Fly" editing tools let you move easily between recording and editing video. Our Pause Recording feature lets you stop and start recording on the same file as often as you want, and our Auto Save protects your video from loss. The Video Arc features allow you to import a video from your camera roll and seamlessly continue recording on it. Emoji Cam with Emoji Everything adds a new dimension of fun and flexibility for regular mobile camera users who want to create interesting and professional photos and videos without any editing skills.

Other Events

On April 20, 2014, Vape Shop Holdings, Inc. (“Vape Shop”), a wholly-owned subsidiary of the Company signed a Joint Venture Agreement (the “JV Agreement”) with Vapir, Inc., a California company (“Vapir”). Under the terms of the JV Agreement, Vape Shop would make available its technology platforms and other expertise to Vapir in the legal cannabis industry and use its best efforts to market, promote, sell and distribute any products that are developed. As consideration, Vape Shop would receive 1.5 million shares of common stock of Vapir and warrants for another 1.5 million shares.  The JV Agreement had a term of 18 months from the date thereof and can be terminated by either party by giving 30 days prior written notice.

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

We have not filed any other patents or trademarks but may in the future, determine it is advisable to file trademarks for enhancements to our current applications or new applications we may develop.

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

We will also raise revenue from the users of our reShoot app with the in-app purchases we offer including Emoji Everything, Emoticons, Speech Bubbles and Sound effects. In the future, we may also generate revenue from in-app marketing services .

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

As a mobile video editing application, we are subject to intense competition from providers of similar services as well as potential new types of online services, including interest-based social products. These services include various mobile applications, such as Weixin and Mobile QQ.

Many companies worldwide are dedicated to video creating and editing. We expect more companies to enter this industry. Our competitors vary in size from small companies to very large companies with dominant market shares and substantial financial resources. The Company’s app will be in competition with these companies, such as Videoshop, Magisto, and others. Many of our competitors have significantly greater financial, marketing and development resources than we have. As a result, we may not be able to devote adequate resources to develop, acquire or license new technologies, undertake extensive marketing campaigns, adopt aggressive pricing policies or adequately compensate our developers to the same degree as certain of our competitors. As video editing apps in our markets are relatively new and rapidly evolving, our current or future competitors may compete more successfully as the industry matures. In particular, any of our competitors may offer products and services that have significant performance, price, creativity and/or other advantages over our games and technologies. These products and services may significantly affect the demand for our services. In addition, any of our current or future competitors may be acquired by, receive investments from or enter into other strategic relationships with larger, longer-established and better-financed companies and therefore obtain significantly greater financial, marketing and technology licensing and development resources than we have.

Employees

As of September 30, 2014 we had five (5) full-time employees consisting of our Chief Executive Officer, our Director of Marketing and three programmers, and one (1) part-time employee consisting of our Chief Financial Officer. Each full-time employee spends approximately 40 hours per week on Company matters.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is vStock Transfer, LLC. The transfer agent’s address is 77 Spruce Street, Suite 201, Cedarhurst, New York 11516.

Item 1A.	Risk Factors.

Risks Related to Our Business

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The audited consolidated financial statements included in the registration statement have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. We have incurred significant losses since our inception. We have funded these losses primarily through the sale of securities.

Based on our financial history since inception, in their report of independent registered public accounting firm on the consolidated financial statements for the year ended September 30, 2014, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern.

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

The development of our intellectual property, websites and services will require the commitment of substantial resources to implement our business plan. We expect that we would need a minimum of approximately an additional $150,000 in order to be in a position to fund our operations for a period of one year. Based on our current cash on hand, we estimate that we have sufficient cash to allow us to operate our business for a period of two (2) months. Currently, we have no established bank-financing arrangements. Therefore, it is likely we would need to seek additional financing through subsequent future private offering of our equity securities, or through strategic partnerships and other arrangements with corporate partners. We have no current plans for additional financing.

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

Our future ability to execute our business plan depends upon the continued service of our executive officers, including Darin Myman, Chief Executive Officer, and Adam Wasserman, our Chief Financial Officer.  Mr. Myman currently does not have any employment agreement with us. We have signed an engagement letter with Mr. Wasserman through CFO Oncall, Inc., a business partially owned by Mr. Wasserman that provides CFO services to various companies.  If we lost the services of one or more of our key personnel, or if one or more of our executive officers or employees joined a competitor or otherwise competed with us, our business may be adversely affected. In particular, the services of key members of our research and development team would be difficult to replace.

OUR KEY PERSONNEL MAY NOT PROVIDE MORE THAN TWENTY HOURS OF TIME PER WEEK TO OUR BUSINESS, WHICH MAY CAUSE OUR BUSINESS TO FAIL.

Our future ability to execute our business plan depends upon the continued service of our executive officers, Darin Myman, our Chief Executive Officer and Chairman, Adam Wasserman, Chief  Financial Officer, and other key technology, marketing, sales and support personnel or other employees.   Mr. Wasserman is Chief Executive Officer of CFO Oncall, Inc. and CFO Oncall Asia, Inc. (collectively “CFO Oncall”), where he owns 80% and 100% of such businesses, respectively.  All compensation paid to Mr. Wasserman is paid to CFO Oncall, Inc. CFO Oncall, Inc. provides chief financial officer services to various companies. Mr. Wasserman also serves as chief financial officer of Cleantech Solutions International, Inc., Oriental Dragon Corp. and Vapir Enterprises, Inc. In addition to Mr. Wasserman’s time, CFO Oncall has full-time dedicated, professional employees that also assist Mr. Wasserman with our Company’s financial matters and communication needs.   As such, Mr. Wasserman may be limited in the amount of time he can devote to the Company.

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

THE FAILURE OF SMARTPHONE PROVIDERS TO KEEP PACE WITH TECHNOLOGICAL AND MARKET DEVELOPMENTS IN SMARTPHONE DESIGN MAY NEGATIVELY AFFECT THE DEMAND FOR OUR TECHNOLOGY.

We are developing our technology to run on Apple’s iPhone and iPad. Our future success will depend on Apple’s ability to design and manufacture smartphones that meet the demands of subscribers. If we do not modify our technology to be compatible with new smartphones in a timely and efficient manner before the initial commercial launch of the smartphone, revenue may suffer. In addition, if our users select smartphones that are incompatible with our technology, we will incur additional time and expenses to further modify our technology to those smartphones, which may cause us to incur unanticipated operating expenses and miss product launch windows. Because of short product life cycles in the wireless communications industry, if we fail to integrate our technology on a smartphone prior to its commercial launch or if it is preloaded with a competitor’s technology, we may lose a substantial opportunity to gain end users who purchase that device and our revenue may suffer.

CHANGES IN GOVERNMENT REGULATION OF THE WIRELESS COMMUNICATIONS INDUSTRY MAY ADVERSELY AFFECT OUR BUSINESS.

Currently, other than business and operations licenses applicable to most commercial ventures, we are not required to obtain any governmental approval for our business operations. However, there can be no assurance that current or new laws or regulations will not, in the future, impose additional fees and taxes on us and our business operations.

It is possible that a number of laws and regulations may be adopted in the United States and elsewhere that could restrict the wireless communications industry, including laws and regulations regarding lawful interception of personal data, use of smartphones while driving, privacy, taxation, content suitability, copyright and antitrust. Management anticipates that regulation of the industry will increase and that we will be required to devote legal and other resources to address this regulation. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding the wireless communications industries may lessen the growth of wireless communications services and may adversely impact the financial results of our business operations.

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

We are working with our legal, independent accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. However, we anticipate that the expenses that will be required in order to adequately prepare for being a public company could be material. We estimate that the aggregate cost of increased legal services; accounting and audit functions; personnel, such as a chief financial officer familiar with the obligations of public company reporting; consultants to design and implement internal controls; and financial Edgarization alone will be a few hundred thousand dollars per year and could be several hundred thousand dollars per year. In addition, if and when we retain independent directors and/or additional members of senior management, we may incur additional expenses related to director compensation and/or premiums for directors’ and officers’ liability insurance, the costs of which we cannot estimate at this time. We may also incur additional expenses associated with investor relations and similar functions, the cost of which we also cannot estimate at this time. However, these additional expenses individually, or in the aggregate, may also be material.

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

WE ARE SUBJECT TO THE INFORMATION AND REPORTING REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED (THE “EXCHANGE ACT”), AND OTHER FEDERAL SECURITIES LAWS, INCLUDING COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002 (THE “SARBANES-OXLEY ACT”).

The costs of preparing and filing annual and quarterly reports and other information with the Securities and Exchange Commission and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we were privately held.

It may be time consuming, difficult and costly for us to develop, implement and maintain the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.

IF WE FAIL TO ESTABLISH AND MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL, WE MAY NOT BE ABLE TO REPORT OUR FINANCIAL RESULTS ACCURATELY OR TO PREVENT FRAUD. ANY INABILITY TO REPORT AND FILE OUR FINANCIAL RESULTS ACCURATELY AND TIMELY COULD HARM OUR REPUTATION AND ADVERSELY IMPACT THE TRADING PRICE OF OUR COMMON STOCK.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. As of September 30, 2014, management has concluded that our internal control over financial reporting is effective, there can be no assurance that our internal control over financial reporting will remain effective.

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

Market Information

Our Common Stock is quoted on the OTCQB operated by OTCMarkets.com under the symbol “WLYW.”

Price Range of Common Stock

Our stock began trading on November 29, 2013. The table below sets forth the high and low closing price per share of our common stock for each quarter since December 31, 2013.  These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Quarter Ended	High	Low
September 30, 2014	$0.09	$0.03
June 30, 2014	$0.54	$0.06
March 31, 2014	$0.75	$0.20
December 31, 2013	$0.55	$0..25

Holders of Capital Stock

As of December 23, 2014 there were approximately 76 shareholders of record of our common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

As of September 30, 2014, 3,850,000 stock options have been granted or issued under the Plan.

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

Recent Unregistered Sales of Equity Securities

On October 23, 2014, the Company closed a financing transaction by entering into a Securities Purchase Agreement dated October 23, 2014 (the “Securities Purchase Agreement”) with certain funds and investors signatory to such Securities Purchase Agreement (the “Purchasers”) for an aggregate subscription amount of $160,000 (the “Purchase Price”). Pursuant to the Securities Purchase Agreement, the Company issued the following to the Purchasers: (i) 10% Convertible Promissory Notes with an aggregate principal amount of $160,000 (the “Notes”), (ii) Class A Warrants to purchase an aggregate of 4,266,656 shares of the Company’s common stock, par value $0.01 per share, for an exercise price of $0.05 per share for a period of five (5) years from the effective date of the registration statement (the “Class A Warrants”), and (iii) Class B Warrants to purchase an aggregate of 4,266,656 shares of the Company’s common stock, par value $0.01 per share, for an exercise price of $0.25 per share for a period of five (5) years from the effective date of the registration statement (the “Class B Warrants”, and together with the Class A Warrants, the “Warrants”).

The terms of the Notes and the Warrants are as follows:

10% Convertible Promissory Notes

The total principal amount of the Notes are $160,000. The Notes accrue interest at a rate equal to 10% per annum and have a maturity date of April 23, 2015. The Notes are convertible any time after the issuance date of the Notes. The Purchasers have the right to convert the Notes into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $0.0375, and (ii) 75% of the lowest closing bid price for the 20 consecutive trading days preceding a Conversion Date, subject to standard adjustments and price protection on the conversion price as discussed below. The Notes can be redeemed under certain conditions and the Company can force the conversion of the Notes in the event certain equity conditions are met. As long as any portions of this Note remains outstanding, unless the holders of at least 51% in principal amount of the then outstanding Notes shall have otherwise given prior written consent, the Company shall not, and shall not permit any of the Subsidiaries to, directly or indirectly enter into certain transactions as defined in section 7 of the promissory note agreement.

In the event of default, the Purchasers have the right to require the Company to repay in cash all or a portion of the Notes at a price equal to 115% of the aggregate principal amount of the Notes plus all accrued but unpaid interest.

Warrants

The Warrants are exercisable in whole or in part, at an initial exercise price per share of $0.05 for the Class A Warrants and $0.25 for the Class B Warrants, subject to adjustment. The exercise price and number of shares of the Company’s common stock issuable under the Warrants (the “Warrant Shares”) are subject to adjustments for stock dividends, splits, combinations, subsequent rights offerings, pro rata distributions and any issuance of securities below the exercise price of the Warrants. Any adjustment to the exercise price shall similarly cause the number of warrant shares to be adjusted so that the total value of the Warrants may increase. The warrants also contain a cashless exercise provision.

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

Overview

Wally World Media, Inc. was incorporated in the State of Nevada on May 17, 2012.  We are a start-up business and are still working on our software and platform. We have developed a social media website that we refer to as “YouPop.” Our “YouPop” platform launched for public use in April 2013. On March 19, 2014, we launched reShoot™, a free mobile video camera app for Apple’s iPhone and iPad. reShoot features patent-pending “on the fly” video editing technology to rewind and re-shoot unwanted portions of video. Portions of our YouPop technology have been incorporated into the reShoot app. The reShoot app includes proprietary functionality which allows users to pause recordings (even when the app is closed), live preview of videos, record new footage into existing videos, and insert clips from the camera roll. reShoot provides a mobile video recording and editing studio within a user-friendly app.

The YouPop Platform

In April 2013, we launched our YouPop Platform. The following is how the YouPop platform operated. Users are permitted to register on our website and place job offerings for a service. For example, a user will be able to post a job offer to provide a video of a specific content (i.e. personalized birthday wish, practical joke, dares, etc.).  Other users will be able to view that offer and fulfill that offer by contacting the person and agreeing to provide that service. If the offer is accepted, the person who posted the job will provide us with their credit card information and we will hold the information until the service provider successfully completes the work.  It is intended that upon acceptance of the completed task, we will charge the credit card the amount that was to be paid plus a service fee and credit the service provider’s account with the agreed upon amount.  We will generate revenue by charging both the person looking for services to be provided and the service provider with a transaction fee or service charge of up to 15% from each party.

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

ReShoot Technology

The Company has developed an app for the iPhone and iPad based on its reShoot technology.  reShoot, a video camera app for Apple iPhones and iPads running iOS 8.   Featuring its patent- pending “on the Fly” video editing technology, reShoot makes it easy to correct videos while recording. It provides the capability to rewind and reshoot over unwanted footage.  Utilizing the iPhone’s camera, reShoot provides the capability to record, rewind, pause, annotate and reshoot videos of any length, and post them to social networks and video sharing platforms such as Facebook, Twitter, Vimeo, YouPop and Dropbox.  reShoot’s  videoArc feature, users can add new footage to existing video recordings stored in their VideoArc or camera roll. Instead of capturing dozens of clips, VideoArc provides a single video stream or montage that can be edited and extended.

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

We have a limited operating history for investors to evaluate the potential of our business development. As such, we have not built our customer base or our brand name. In addition, our sources of cash are not adequate for the next 12 months of operations. If we are unable to raise additional cash, we will have to reduce our expansion plans.

Limited Operating History

We have generated limited financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the year ended September 30, 2014, we believe that the following accounting policies are the most critical tool to aid you in fully understanding and evaluating this management discussion and analysis.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the year ended September 30, 2014 and 2013, we incurred impairment expense of $0 and $35,000 respectively.

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

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our consolidated financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the consolidated financial statement and in this, our Annual Report, filed on Form 10-K for the year ended September 30, 2014.

Results of Operations

The following table presents a summary of operating information for the years ended September 30, 2014 and 2013:

	For the	For the
	Year Ended	Year Ended
	September 30, 2014	September 30, 2013

Net Revenues	$-	$-

Total Operating Expenses	1,744,830	750,590

Other (Expense) Income	(624)	452

Net Loss	$(1,745,454)	$(750,138)

Revenues

For the years ended September 30, 2014 and 2013 we generated no revenue.

Operating Expenses

Operating expenses for the year ended September 30, 2014 were $1,744,830, an increase from  the year ended September 30, 2013 of $750,590. The difference in the change of $994,240 was primarily due to increase in compensation and professional expenses, described in the table below:

	For the Year Ended September 30, 2014	For the Year Ended September 30, 2013

Compensation	$969,310	$500,111
Professional fees	557,946	137,806
Rent expense	31,209	14,462
Impairment expense	-	35,000
General and administrative	186,365	63,211

●	During the year ended September 30, 2014, compensation increased primarily due to increased stock based compensation to our officer and employees. We expect compensation to increase as we implement our business plan.

●

We expect professional fees to increase substantially as we incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. Additionally, the increase in 2014 is primarily attributable to an increase in consulting fees related to public relations services.

●	For the year ended September 30, 2014 and 2013, we incurred rent expense of $31,209 and $14,462, respectively. The increase is primarily attributable to our new office lease agreement which was executed in April 2013.

●	For the year ended September 30, 2014 and 2013 we incurred impairment expense of $0 and $35,000 respectively. We did not have a comparable expense for the current period.

●	For the year ended September 30, 2014 and 2013, we incurred general and administrative expenses of $186,365 and $63,211, respectively. Such increase is primarily attributable to an increase in operations. We expect general and administrative expenses to increase as we implement our business plan.

 Net Loss

As a result of the factors described above, we incurred a net loss for the year ended September 30, 2014 of $1,745,454.  This is an increase from $750,138 in net loss for the year ended September 30, 2013.

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

Our net revenues are not sufficient to fund our operating expenses.  At September 30, 2014 we had a cash balance of $0. During the year ended September 30, 2014, we raised approximately $832,000 from the sale of common stock to fund our operating expenses, pay our obligations, and grow our company. Additionally, in October 2014, we received gross proceeds of $160,000 from the issuance of convertible promissory notes. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. We presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in fiscal 2015.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Our business plan within 12 months is outlined below:

If we continue to develop the reShoot technology and YouPop website and we receive a positive reaction from the market, we will attempt to raise additional money through a private placement, public offering or long-term loans to continue development and marketing our web sites and mobile app to attract larger numbers of users. We will also continually refine our web sites and optimize our marketing efforts from the market feedback we receive during the initial marketing phase and from our user’s feedback. We do not at this time have an estimate of time or cost for this stage.

If we are unable to maintain our web site or reShoot app, or successfully launch our marketing efforts because we don't have enough money, we will cease our development and/or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our development plan could be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.  At the present time, we have not made any arrangements to raise additional cash. However, we intend to raise additional capital through private placements.  If we need additional cash but are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

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

The following tables summarize our contractual obligations as of September 30, 2014, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

Contractual obligations:	Total	1 year	1-3 years	3-5 years	5+ years
Operating leases	$37,800	$25,200	$12,600	-	-
Total	$37,800	$25,200	$12,600	-	-

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

WALLY WORLD MEDIA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

CONTENTS

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets - As of September 30, 2014 and 2013	F-2

Consolidated Statement of Operations -
For the Years Ended September 30, 2014 and 2013	F-3

Consolidated Statement of Changes in Stockholders’ Equity -
For the Years Ended September 30, 2014 and 2013	F-4

Consolidated Statement of Cash Flows –
For the Years Ended September 30, 2014 and 2013	F-5

Notes to Consolidated Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Wally World Media, Inc.

We have audited the accompanying consolidated balance sheets of Wally World Media, Inc. as of September 30, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2014.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wally World Media, Inc. as of September 30, 2014 and 2013 and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss and cash used in operations for the fiscal year ended September 30, 2014 of $1,745,454 and $917,504, respectively, and as of September 30, 2014 had a working capital deficit, stockholders’ deficit, and accumulated deficit of $53,107, $44,707 and $2,596,791, respectively, and has no revenues.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

December 23, 2014

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

WALLY WORLD MEDIA, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2014	2013

ASSETS

CURRENT ASSETS:
Cash	$-	$87,663
Prepaid expenses and other current assets	15,382	5,200

Total Current Assets	15,382	92,863

Long Term Assets:
Security deposit	8,400	8,400

Total Assets	$23,782	$101,263

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
Bank overdraft	$1,016	$-
Accounts payable	62,473	30,189
Due to related parties	5,000	7,675

Total Current Liabilities	68,489	37,864

Commitments and Contingencies - (Note 5)

STOCKHOLDERS' (DEFICIT) EQUITY:
Preferred stock ($0.0001 par value; 50,000,000 shares authorized; none issued or outstanding	-	-
Common stock ($0.0001 par value; 500,000,000 shares authorized; 38,600,000 and 26,490,000 shares issued and outstanding at September 30, 2014 and 2013, respectively)	3,860	2,649
Additional paid-in capital	2,548,224	912,087
Accumulated deficit	(2,596,791)	(851,337)

Total Stockholders' (Deficit) Equity	(44,707)	63,399

Total Liabilities and Stockholders' (Deficit) Equity	$23,782	$101,263

See accompanying notes to consolidated financial statements

WALLY WORLD MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	September 30, 2014	September 30, 2013

NET REVENUES	$-	$-

OPERATING EXPENSES:
Compensation	969,310	500,111
Professional fees	557,946	137,806
Rent expense	31,209	14,462
Impairment expense	-	35,000
General and administrative	186,365	63,211

Total Operating Expenses	1,744,830	750,590

OTHER INCOME (EXPENSE)
Interest Expense	(837)	-
Interest Income	213	452

Total Other Income (Expense)	(624)	452

NET LOSS	$(1,745,454)	$(750,138)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.05)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	34,955,535	23,578,230

See accompanying notes to consolidated financial statements.

WALLY WORLD MEDIA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
For the Years ended September 30, 2014 and 2013

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, September 30, 2012	-	$-	19,080,000	$1,908	$171,828	$(101,199)	$72,537

Sale of common stock	-	-	6,730,000	673	672,327	-	673,000

Issuance of common stock for services	-	-	680,000	68	67,932	-	68,000

Net loss for year ended September 30, 2013	-	-	-	-	-	(750,138)	(750,138)

Balance, September 30, 2013	-	-	26,490,000	2,649	912,087	(851,337)	63,399

Sale of common stock	-	-	8,315,000	831	830,669	-	831,500

Issuance of common stock for services	-	-	2,705,000	271	304,729	-	305,000

Issuance of common stock for prepaid services	-	-	1,090,000	109	223,891	-	224,000

Stock based compensation in connection with options granted	-	-	-	-	276,848	-	276,848

Net loss for the year ended September 30, 2014	-	-	-	-	-	(1,745,454)	(1,745,454)

Balance, September 30, 2014	-	$-	38,600,000	$3,860	$2,548,224	$(2,596,791)	$(44,707)

See accompanying notes to consolidated financial statements.

WALLY WORLD MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	September 30, 2014	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,745,454)	$(750,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid expense in connection with the issuance of common stock issued for prepaid services	210,250	25,000
Impairment expense	-	35,000
Stock-based compensation and fees	581,848	43,000
Changes in operating assets and liabilities:
Prepaid expenses and other current asset	3,568	(3,063)
Security deposit	-	(8,400)
Accounts payable	32,284	29,882

NET CASH USED IN OPERATING ACTIVITIES	(917,504)	(628,719)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intellectual properties from related party	-	(35,000)

NET CASH USED IN INVESTING ACTIVITIES	-	(35,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	-	7,488
Proceeds from subscriptions payable	-	-
Bank overdraft	1,016	-
Repayments of related party advances	(2,675)	(12,946)
Proceeds from sale of common stock	831,500	673,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	829,841	667,542

NET (DECREASE) INCREASE IN CASH	(87,663)	3,823

CASH - beginning of year	87,663	83,840

CASH - end of year	$-	$87,663

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$837	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for prepaid services	$224,000	$25,000

See accompanying notes to consolidated financial statements.

WALLY WORLD MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

Going concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss and net cash used in operations of $1,745,454 and $917,504, respectively, for the year ended September 30, 2014.  Additionally the Company has a working capital deficit, stockholder’s deficit, and accumulated deficit of $53,107, $44,707 and $2,596,791, respectively, at September 30, 2014 and no revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. Currently, management is seeking capital to implement its business plan.   Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned inactive subsidiary. All intercompany transactions and balances are eliminated at consolidation.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates include the valuation of deferred tax assets, valuation of assets purchased from a related party and the value of stock-based compensation and fees.

Cash and cash equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of September 30, 2014, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Prepaid expenses

Prepaid expenses of $15,382 and $5,200 at September 30, 2014 and 2013, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments in cash and equity instruments for consulting, public relations and business advisory services, advertising and accounting fees which are being amortized over the terms of their respective agreements.

WALLY WORLD MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

Software development costs

The Company develops software and applications which are being provided to customers for free in order to deliver revenue producing products. Costs incurred to develop internal-use software, including website development costs, during the preliminary project stage are expensed as incurred.   Internal-use software development costs are capitalized during the application development stage, which is after:   (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended.   Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed.   Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality.   Amortization is provided for on a straight-line basis over the expected useful life of three years of the internal-use software development costs and related upgrades and enhancements.   When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use. The Company has been expensing all of its software development cost during the development stage. Software developments cost consisted of compensation of software programmers in the amount of approximately $327,000 and $159,000 during the years ended September 30, 2014 and 2013, respectively. During the 2014 and 2013 periods, the Company did not capitalize any software development costs.

Patents and trademarks

For internally developed patents and trademarks, all costs incurred to the point when applications are to be filed are expensed as incurred. Patent and trademark application costs, generally legal costs, are expensed in legal fees until such time as the future economic benefits of such patents and trademarks become more certain. The Company incurred legal fees related to patents and trademarks of approximately $3,000 and $0 for the years ended September 30, 2014 and 2013, respectively.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded impairment loss in the amount of $0 and $35,000 during the years ended September 30, 2014 and 2013, respectively (see Note 2).

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

WALLY WORLD MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

Advertising

Advertising is expensed as incurred and is included in general and administrative expenses in the accompanying statements of operations. For the year ended September 30, 2014 and 2013, advertising expense was $56,144 and $450 respectively.

Research and development

Research and development costs are expensed as incurred. For the year ended September 30, 2014 and 2013, research and development costs were $0.

WALLY WORLD MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net loss per share of common stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At September 30, 2014 and 2013, the Company has 3,850,000 and 0 respectively, potentially dilutive securities outstanding in connection with stock options that may dilute any future earnings per share.

Recent accounting pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements”. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the annual reporting period ended September 30, 2014.

Accounting standards which were not effective until after September 30, 2014 are not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 2 – RELATED PARTY TRANSACTIONS

The following related parties from time to time, provided advances to the Company for working capital purposes. At September 30, 2014 and 2013, the Company had a payable to these individuals of $5,000 and $7,675, respectively. These advances were short-term in nature and non-interest bearing.

Name	Balance at September 30, 2014	Balance at September 30, 2013	Relationship
Robb Knie	$5,000	$5,000	*
Darin Myman	-	2,675	CEO, director and shareholder
	$5,000	$7,675

●	Was a related party in 2013 but not a related party as of September 30, 2014

During the year ended September 30, 2013, the Company’s CEO paid certain office expenses amounting to $7,488 on behalf of the Company and there were amounts due of $8,133 for working capital the CEO previously advanced to the Company during the period from May 17, 2012 to September 30, 2012. During the year ended September 30, 2013, the Company repaid $12,946 to the Company’s CEO, leaving a balance of $2,675 at September 30, 2013. This was repaid during the year ended September 30, 2014.

On October 22, 2012, the Company paid $35,000 to Robb Knie, the Company’s majority stockholder at that time and employee and former chief executive officer (the “Seller”) for the purchase of certain intellectual properties consisting URL’s, trademarks and programming code (the “Purchased Assets”). In connection with the acquisition of the Purchased Assets, the Company recorded intellectual properties of $35,000, which is less than the Seller’s original cost basis. The Company recorded an impairment loss in the amount of $0 and $35,000 during the years ended September 30, 2014 and 2013, respectively.

During the year ended September 30, 2014, the Company paid $6,100 to a family member of the CEO for office administrative services performed.

NOTE 3 – STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred stock

The Company authorized 50,000,000 preferred shares.  Preferred shares may be designated by the Company’s board of directors.  There were no shares designated as of September 30, 2014 and 2013.

WALLY WORLD MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 3 – STOCKHOLDERS’ (DEFICIT) EQUITY (continued)

Common stock

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

On January 13, 2014, the Company issued an aggregate of 1,025,000 vested shares of its common stock to three employees for services rendered. The Company valued these common shares at the fair value of $0.10 per common share based on the contemporaneous sale of common stock in a private placement at $0.10 per common share. In connection with issuance of these common shares, the Company recorded stock-based compensation of $102,500 for the year ended September 30, 2014.

WALLY WORLD MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 3 – STOCKHOLDERS’ (DEFICIT) EQUITY (continued)

On January 13, 2014, the Company issued an aggregate of 850,000 vested shares of its common stock to three consultants for services rendered. The Company valued these common shares at the fair value of $0.10 per common share based on the contemporaneous sale of common stock in a private placement at $0.10 per common share. In connection with issuance of these common shares, the Company recorded stock-based compensation of $85,000 for the year ended September 30, 2014.

On January 24, 2014, the Company issued 500,000 vested shares of its common stock to a consultant in connection with a 12 month investor relations consulting agreement. The Company valued these common shares at the fair value of $0.10 per common share based on the contemporaneous sale of common stock in a private placement at $0.10 per common share. In connection with the issuance of these common shares, the Company recorded stock based consulting of $50,000 for the year ended September 30, 2014. Additionally, the Company paid $100,000 pursuant to the consulting agreement.

On March 18, 2014, the Company issued 500,000 vested shares of its common stock to a consultant for consulting and business advisory services rendered. The Company valued these common shares at the fair value of $0.10 per common share based on the contemporaneous sale of common stock in a private placement at $0.10 per common share. In connection with issuance of these common shares, the Company recorded stock-based compensation of $50,000 for the year ended September 30, 2014.

On March 18, 2014, the Company issued 180,000 shares of its common stock at $0.10 per common share to a company owned by its Chief Financial Officer as payment for accounting services rendered pursuant to an engagement letter. The Company valued these common shares at the fair value of $0.10 per common share based on the contemporaneous sale of common stock in a private placement at $0.10 per common share. In connection with issuance of these common shares, the Company recorded stock-based compensation of $18,000 for the year ended September 30, 2014.

In April 2014, the Company issued 500,000 vested shares of its common stock to a consultant in connection with a 6 month investor relations consulting agreement. The Company valued these common shares at the fair value of approximately $0.33 per common share or $165,000 based on the quoted trading price on the grant date. In connection with the issuance of these common shares, the Company recorded stock based consulting of $151,250 in 2014 and prepaid expenses of $13,750 as of September 30, 2014 to be amortized over the remaining term of the consulting agreement.

In April 2014, the Company issued 150,000 vested shares of its common stock to two consultants in connection with investor relations services rendered. The Company valued these common shares at the fair value of approximately $0.33 per common share or $49,500 based on the quoted trading price on the grant date. In connection with issuance of these common shares, the Company recorded stock-based consulting of $49,500 for the year ended September 30, 2014.

Stock options

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

WALLY WORLD MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 3 – STOCKHOLDERS’ (DEFICIT) EQUITY (continued)

During the year ended September 30, 2014, the Company recorded stock based compensation expense related to vested options granted in fiscal 2014 in the amount of $276,848. As of September 30, 2014, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $99,720.

Stock option activities for the period ended September 30, 2014 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at September 30, 2013	-	$-	-	-
Granted	4,700,000	0.73	3.00
Forfeited	(850,000)	0.26	2.70
Balance at September 30, 2014	3,850,000	$0.83	2.29	$-
Options exercisable at September 30, 2014	1,925,000	$0.83	2.29	$-

The weighted-average grant-date fair value of options granted to employees/consultants during the year ended September 30, 2014 was $0.09.

NOTE 4 – INCOME TAXES

The Company has incurred aggregate net operating losses of approximately $953,356 for income tax purposes for the year ended September 30, 2014. The net operating loss carries forward for United States income taxes, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2034. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company’s income tax expense (benefit) differs from the “expected” tax expense for Federal income tax purposes computed by applying a Federal corporate tax rate of 34% to loss before income taxes as follows:

	September 30, 2014	September 30, 2013
U.S “expected” income tax	$(593,454)	$(255,046)
State income taxes, net of benefit	(157,091)	(67,512)
Permanent differences :
Impairment expense	-	15,050
Stock based compensation and consulting	340,602	29,240

Change in valuation allowance	409,943	278,268
Total provision for income taxes	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30, 2014 and 2013 are as follows:

Deferred tax assets:	September 30, 2014	September 30, 2013
Net operating loss carryover	694,430	$284,487
Less: valuation allowance	(694,430)	(284,487)
Net deferred tax asset	$-	$-

The valuation allowance at September 30, 2014 was $694,430.  The increase during 2014 was $409,943. The Company has identified its federal income tax return as its major tax jurisdiction. The fiscal 2013 and 2014 years are still open for examination.

WALLY WORLD MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

WALLY WORLD MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 5 – COMMITMENTS AND CONTINGENCIES (continued)

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

Future minimum rental payments required under this operating lease are as follows:

	Total	1 year	1-3 years	3-5 years	5+ years
Operating lease	$37,800	$25,200	$12,600	-	-
Total	$37,800	$25,200	$12,600	$-	$-

Rent expense was $31,209 and $14,462 for the year ended September 30, 2014 and 2013, respectively.

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

WALLY WORLD MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 6 – SUBSEQUENT EVENTS

On October 23, 2014 (the “Closing Date”), the Company closed a financing transaction by entering into a Securities Purchase Agreement dated October 23, 2014 (the “Securities Purchase Agreement”) with certain funds and investors signatory to such Securities Purchase Agreement (the “Purchasers”) for an aggregate subscription amount of $160,000 (the “Purchase Price”). Pursuant to the Securities Purchase Agreement, the Company issued the following to the Purchasers: (i) 10% Convertible Promissory Notes with an aggregate principal amount of $160,000 (the “Notes”), (ii) Class A Warrants to purchase an aggregate of 4,266,656 shares of the Company’s common stock, par value $0.01 per share, for an exercise price of $0.05 per share for a period of five (5) years from the effective date of the registration statement (the “Class A Warrants”), and (iii) Class B Warrants to purchase an aggregate of 4,266,656 shares of the Company’s common stock, par value $0.01 per share, for an exercise price of $0.25 per share for a period of five (5) years from the effective date of the registration statement (the “Class B Warrants”, and together with the Class A Warrants, the “Warrants”). The Company paid legal fees associated with the issuance of the Notes of $10,000 which was recognized as debt discount to be amortized over the terms of the Note.

The terms of the Notes and the Warrants are as follows:

10% Convertible Promissory Notes

The total principal amount of the Notes are $160,000. The Notes accrue interest at a rate equal to 10% per annum and have a maturity date of April 23, 2015. The Notes are convertible any time after the issuance date of the Notes. The Purchasers have the right to convert the Notes into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $0.0375, and (ii) 75% of the lowest closing bid price for the 20 consecutive trading days preceding a Conversion Date, subject to standard adjustments and price protection on the conversion price as discussed below. The Notes can be redeemed under certain conditions and the Company can force the conversion of the Notes in the event certain equity conditions are met. As long as any portions of this Note remains outstanding, unless the holders of at least 51% in principal amount of the then outstanding Notes shall have otherwise given prior written consent, the Company shall not, and shall not permit any of the Subsidiaries to, directly or indirectly enter into certain transactions as defined in section 7 of the promissory note agreement. One of those transactions is that the Company may not borrow or guarantee funds or assume any indebtedness in excess of $100,000 in the aggregate other than incurring trade payables in the ordinary course of business.

In the event of default, the Purchasers have the right to require the Company to repay in cash all or a portion of the Notes at a price equal to 115% of the aggregate principal amount of the Notes plus all accrued but unpaid interest.

Warrants

The Warrants are exercisable in whole or in part, at an initial exercise price per share of $0.05 for the Class A Warrants and $0.25 for the Class B Warrants, subject to adjustment. The exercise price and number of shares of the Company’s common stock issuable under the Warrants (the “Warrant Shares”) are subject to adjustments for stock dividends, splits, combinations, subsequent rights offerings, pro rata distributions and any issuance of securities below the exercise price of the Warrants. Any adjustment to the exercise price shall similarly cause the number of warrant shares to be adjusted so that the total value of the Warrants may increase. The warrants also contain a cashless exercise provision.

Since the Company determined that the terms of the Notes and Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Stock”, the embedded conversion options and the warrants were accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. In accordance with ASC 815, the Company has bifurcated the conversion feature of the convertible notes, along with the free-standing warrant derivative instruments and recorded derivative liabilities on their issuance date. The Company uses the Black-Scholes option pricing model to value the derivative liabilities. Included in the model to value the derivative liabilities of the above Notes and Warrants are the following assumptions: stock price at valuation date of $0.02, exercise/conversion price ranging from $0.015 to $0.05, dividend yield of zero, years to maturity of 0.50 – 5.00, a risk free rate of 0.04% - 1.55%, and expected volatility of 193% - 215%. The Notes were all discounted in full based on the valuations and the Company recognized an additional derivative expense of $151,646 upon recording of the derivative liabilities. The total debt discount of $160,000 consisted of legal fees related to the Notes of $10,000 and the valuation of the warrants of $150,000 to be amortized over the terms of the Note. At issuance date, the Company recorded warrant derivative liability of $163,243 and note derivative liability of $138,403. These derivative liabilities will then be revalued on each reporting date.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of September 30, 2014, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

The following table sets forth the name and age of officers and director as of December 23, 2014. Our executive officers are elected annually by our Board of Directors (which currently consists solely of Darin Myman). Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Darin Myman	49	Chief Executive Officer and Director
Adam Wasserman	50	Chief Financial Officer

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Darin Myman, Chief Executive Officer and Director

Mr. Myman is a co-founder of Wally World and has served as the Chief Operating Officer of Wally World since its inception on May 17, 2012. On December 3, 2012 Mr. Myman became the Chief Executive and President of Wally World.  He has served as CEO and a member of PeopleString Corporation’s Board of Directors. Mr. Myman has held these positions from January 2009 until May 17, 2013. Mr. Myman developed extensive Internet skills through a variety of positions. He has executive management and founder experience having served as a co-founder and CEO of BigString Corporation, a publicly traded company, since October 2005. He also has corporate governance and board experience having served as a member of BigString’s Board of Directors since BigString’s inception.

Adam Wasserman, Chief Financial Officer

Mr. Wasserman has been our Chief Financial Officer since November 2012. Since 1999, Mr. Wasserman is chief executive officer for CFO Oncall, Inc. and CFO Oncall Asia, Inc. (collectively “CFO Oncall”), where he owns 80% and 100% of such businesses, respectively. CFO Oncall provides chief financial officer services to various companies where he is an integral member of executive management responsible for financial and accounting matters. He has a strong background in financial reporting, budgeting and planning, mergers and acquisitions, auditing, accounting, automated systems, banking relations and internal controls. Mr. Wasserman has substantial experience with SEC filings such as initial public offerings, 10-Ks and 10-Qs. Mr. Wasserman has a strong background in serving companies located internationally and has been extensively involved in managing private-to-public projects and providing consulting services to public companies in the USA, China and other countries since 1999.

Mr. Wasserman serves as the Chief Financial Officer of Oriental Dragon Corp. since June 2010, Vapir Enterprises Inc. since January 2010, and Cleantech Solutions International, Inc. since December 2012. Mr. Wasserman has also served as chief financial officer for other companies all under the terms of a consulting agreement with CFO Oncall, Inc.

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

The following table summarizes the overall compensation earned during the period ended September 30, 2014 and 2013 by (1) each person who served as our principal executive officer; and (2) our two most highly compensated executive officers.  The value attributable to any Stock Awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718, as described further in Note 3 – Stockholders’ Equity to our year-end financial statements.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the period ended September 30, 2014 and 2013:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Darin Myman, Chief Executive Officer (1)	2014	$121,000	0	0	$268,457	0	0	$10,200	$399,657
	2013	$120,000	0	0	0	0	0	$0	$120,000

Adam Wasserman, Chief Financial Officer (2)	2014	$35,000	0	27,000	0	0	0	$0	$62,000
	2013	$22,000	0	33,000	0	0	0	$0	$55,000

(1)	On January 13, 2014, Mr. Myman was granted 3,000,000 three year options to purchase shares of common stock exercisable at $1.00 per share.

(2)	On October 11, 2012, we entered into an Engagement Agreement with CFO Oncall, Inc., which was and subsequently revised on April 24, 2014. Adam Wasserman is a principal of CFO Oncall, Inc

Option Grants Table

There was 3,000,000 grant of stock options to purchase our common stock made to an executive officers named in the Summary Compensation Table for the period from inception through September 30, 2014. On January 13, 2014, Mr. Myman was granted 3,000,000 three year options to purchase shares of common stock exercisable at $1.00 per share. The options shall vest 25% every 90 days from the date of grant. As of December 23, 2014, there were 2,250,000 vested options for Mr. Myman.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during the year ending September 30, 2014 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officers in the last completed fiscal year under any LTIP.

Employment Agreements

Currently, we do not have an employment agreement in place with our officers and directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 23, 2014 regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) by each of our directors and executive officers and (iii) by all of our executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Darin Myman 200 Centennial Avenue Suite 200 Piscataway, NJ 08854	6,950,000	18.00%

Adam Wasserman 1643 Royal Grove Way Weston, FL 33327	600,000	1.6%

All Executive Officers and Directors as a group (2 persons)	7,550,000	19.6%

Robb Knie 200 Centennial Avenue Suite 200 Piscataway, NJ 08854	2,400,000	6.22%

Alpha Capital Anstalt 150 Central Park South 2nd Floor New York NY 10019(3)	4,282,500	11.1%

Sandor Capital 2828 Routh Street Suite 500 Dallas, TX 75201(4)	2,700,000	6.99%

Barry Honig 555 South Federal Highway, Suite 450 Boca Raton, FL 33432(5)	3,000,000	7.78%

Jonathan Honig 4263 NW, 61st Lane Boca Raton, FL 33496(5)	3,000,000	7.78%

(1)	Based on 38,600,000 shares of common stock outstanding as of December 23, 2014
(2)	Darin Myman holds 3,950,000 shares of common stock and has the right to acquire 3,000,000 shares of common stock at an exercise price of $1.00 per share.
(3)	Konrad Ackerman is the Director of Alpha Capital Anstalt. Konrad Ackerman acting alone has voting and dispositive power over the shares owned by Alpha Capital Anstalt.
(4)	John Lemak is the General Partner of Sandor Capital Management, L.P. He is acting alone and has voting and dispositive power over the shares owned by Sandor Capital.
(5)	Barry Honig and Jonathan Honig are each the holders of 1,500,000 shares of common stock. Barry Honig and Jonathan Honig are brothers and are therefore the beneficial owners of 3,000,000 shares of common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following related parties from time to time, provided advances to the Company for working capital purposes. At September 30, 2014 and 2013, the Company had a payable to these individuals of $5,000 and $7,675, respectively. These advances were short-term in nature and non-interest bearing.

Name	Balance at September 30, 2014	Balance at September 30, 2013	Relationship
Robb Knie	$5,000	$5,000	Majority shareholder/former CEO and employee
Darin Myman	-	2,675	CEO, director and shareholder
	$5,000	$7,675

For the period from May 17, 2012 (inception) to September 30, 2012, the Company’s principal shareholder paid certain office expenses amounting to $5,000 on behalf of the Company. At September 30, 2014 and 2013 the Company had a payable to such shareholder of $5,000.

During the year ended September 30, 2013, the Company’s CEO paid certain office expenses amounting to $7,488 on behalf of the Company and there were amounts due of $8,133 for working capital the CEO previously advanced to the Company during the period from May 17, 2012 to September 30, 2012. During the year ended September 30, 2013, the Company repaid $12,946 to the Company’s CEO, leaving a balance of $2,675 at September 30, 2013. This was repaid during the year ended September 30, 2014.

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

On April 24, 2014, we revised our engagement agreement with CFO Oncall, Inc. Adam Wasserman, our Chief Financial Officer, is also a principal of CFO Oncall. Pursuant to this agreement, CFO Oncall shall provide outsourced chief financial officer/controller services and assist the company with the preparation of financial statements and other items related to its public company disclosure obligations. As consideration for this service, we have agreed to pay CFO Oncall a fixed monthly rate of $5,000 which shall be payable as follows: (i) $3,000 in cash; and at the option of the company (ii) $2,000 will be payable in common shares of Wally World Media Inc. Said stock shall be payable in advance at the beginning of each quarterly period (excluding May 1, and June 1, 2014, which have already been paid by the company) and effective July 1, 2014, shares shall be valued at SIXTY 60% PERCENT of the closing bid price on the last trading day prior to the beginning of each quarterly period. Quarterly valuation dates shall be the closing bid price of the last trading day prior to, April 1, July I and October 1 and January 1 of each year the agreement remains in force.

Director Independence

NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;
●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);
●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);
●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Our sole director, Darin Myman, is not considered an independent director under NASDAQ Listing Rule 5605(a)(2).

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

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

	Period Ended September 30,
	2014	2013
Audit Fees (1)	$21,500	$20,000
Audit-Related Fees (2)	$-	$4,000
Tax Fees (3)	$-	$-
All Other Fees	$-	$-
Total Fees	$28,680	$24,000

(1)	Audit fees consisted primarily of fees for the audit of our annual financial statements and reviews of the financial statements included in our quarterly reports.

(2)	Audit-related fees consisted primarily of fees for assurance and related services reasonably related to the audit and review services described under footnote 1 above and fees for reimbursement of out-of-pocket expenses.

(3)	Tax fees consisted primarily of fees for tax compliance, tax advice, and tax planning services.

Pre-Approval Policies and Procedures.  All audit and non-audit services for the year ended September 30, 2014 and 2013 were pre-approved by the board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

EXHIBIT

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Section 1350 Certification of the Chief Executive Officer
32.1**	Section 1350 Certification of the Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herein.
**	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALLY WORLD MEDIA, INC.

Date: December 23, 2014	By:	/s/ Darin Myman
Name: Darin Myman
Title:Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Adam Wasserman
Name: Adam Wasserman
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signature	Title	Date

Darin Myman	Chief Executive Officer and Director (Principal Executive Officer)	December 23, 2014

Adam Wasserman	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 23, 2014

