Form 10-Q
period 2014-12-31
Wally World Media, Inc
filed 2015-02-23
CIK 1555214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

There were 38,600,000 shares of the Registrant’s Common Stock outstanding at February 20, 2015.

WALLY WORLD MEDIA, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended December 31, 2014

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

PART I – FINANCIAL INFORMATION

WALLY WORLD MEDIA, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

WALLY WORLD MEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2014	2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$56,555	$-
Prepaid expenses and other current assets	-	15,382

Total Current Assets	56,555	15,382

Long Term Assets:
Security deposit	8,400	8,400

Total Assets	$64,955	$23,782

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Bank overdraft	$-	$1,016
Accounts payable	71,420	62,473
Accrued interest	3,527	-
Convertible notes payable, net of debt discount	60,659	-
Derivative liabilities	6,505,494	-
Due to former related parties	5,000	5,000

Total Current Liabilities	6,646,100	68,489

Commitments and Contingencies - (Note 5)

STOCKHOLDERS' DEFICIT:
Preferred stock ($0.0001 par value; 50,000,000 shares authorized; none issued or outstanding	-	-
Common stock ($0.0001 par value; 500,000,000 shares authorized; 38,600,000 and 38,600,000 shares issued and outstanding at December 31, 2014 and September 30, 2014, respectively)	3,860	3,860
Additional paid-in capital	2,627,991	2,548,224
Accumulated deficit	(9,212,996)	(2,596,791)

Total Stockholders' Deficit	(6,581,145)	(44,707)

Total Liabilities and Stockholders' Deficit	$64,955	$23,782

See accompanying condensed notes to unaudited financial statements

WALLY WORLD MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months
	Ended	Ended
	December 31, 2014	December 31, 2013
	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-

OPERATING EXPENSES:
Compensation	169,174	129,748
Professional fees	27,555	32,797
Rent expense	6,585	11,812
General and administrative	22,905	48,958

Total Operating Expenses	226,219	223,315

OTHER INCOME (EXPENSE)
Derivative expense	(234,393)	-
Change in fair value of derivative liabilities	(6,091,101)	-
Interest Expense	(64,503)	-
Interest Income	11	20

Total Other Income (Expense)	(6,389,986)	20

NET LOSS	$(6,616,205)	$(223,295)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.17)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	38,600,000	27,366,758

See accompanying condensed notes to unaudited financial statements.

WALLY WORLD MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

  For the Year ended September 30, 2014 and for the Three Months ended December 31, 2014

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total| Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, September 30, 2013	-	$-	26,490,000	$2,649	$912,087	$(851,337)	$63,399

Sale of common stock	-	-	8,315,000	831	830,669	-	831,500

Issuance of common stock for services	-	-	2,705,000	271	304,729	-	305,000

Issuance of common stock for prepaid services	-	-	1,090,000	109	223,891		224,000

Stock based compensation in connection with options granted	-	-	-	-	276,848		276,848

Net loss for the year ended September 30, 2014	-	-	-	-	-	(1,745,454)	(1,745,454)

Balance, September 30, 2014	-	-	38,600,000	3,860	2,548,224	(2,596,791)	(44,707)

Stock based compensation in connection with options granted	-	-	-	-	79,767	-	79,767

Net loss for the period ended December 31, 2014	-	-	-	-	-	(6,616,205)	(6,616,205)

Balance, December 31, 2014	-	$-	38,600,000	$3,860	$2,627,991	$(9,212,996)	$(6,581,145)

See accompanying condensed notes to unaudited financial statements.

WALLY WORLD MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months	For the Three Months
	Ended	Ended
	December 31, 2014	December 31, 2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,616,205)	$(223,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid expense in connection with the issuance of common stock issued for prepaid services	13,750	-
Amortization of debt discount	60,659	-
Derivative expense	234,393	-
Change in fair value of derivative liabilities	6,091,101	-
Stock-based compensation and fees	79,767	9,000
Changes in operating assets and liabilities:
Prepaid expenses and other current asset	1,632	(10,600)
Accounts payable	8,947	30,072
Accrued interest	3,527	-

NET CASH USED IN OPERATING ACTIVITIES	(122,429)	(194,823)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of notes	180,000	-
Bank overdraft	(1,016)	-
Repayments of related party advances	-	(2,675)
Proceeds from sale of common stock	-	356,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	178,984	353,825

NET INCREASE IN CASH	56,555	159,002

CASH - beginning of period	-	87,663

CASH - end of period	$56,555	$246,665

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt discount relating to derivative liabilities	$180,000	$-

See accompanying condensed notes to unaudited financial statements.

WALLY WORLD MEDIA, INC.

UNAUDITED CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

December 31, 2014

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

Basis of presentation and going concern

These unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (”SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by "GAAP" for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.    The accounting policies and procedures used in the preparation of these financial statements have been derived from the audited financial statements of the Company for the fiscal year ended September 30, 2014, which are contained in the Company’s Current Report on Form 10-K. The balance sheet as of September 30, 2014 was derived from those financial statements.  The results of operations for the three months ended December 31, 2014 are not necessarily indicative of the results to be expected for the full year.

As reflected in the accompanying unaudited consolidated financial statements, the Company has a net loss and net cash used in operations of approximately $6,616,000 and $122,000, respectively, for the three months ended December 31, 2014.  Additionally the Company has a working capital deficit, stockholder’s deficit, and accumulated deficit of approximately $6.6 million, $6.6 million and $9.2 million, respectively, at December 31, 2014 and no revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. Currently, management is seeking capital to implement its business plan.   Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned inactive subsidiary. All intercompany transactions and balances are eliminated at consolidation.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates include the valuation of deferred tax assets, and the value of stock-based compensation and fees.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At December 31, 2014, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

WALLY WORLD MEDIA, INC.

UNAUDITED CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

December 31, 2014

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

Prepaid expenses

Prepaid expenses of $0 and $15,382 at December 31, 2014 and September 30, 2014, respectively, consisted primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments in cash and equity instruments for consulting, public relations and business advisory services, advertising and accounting fees which are being amortized over the terms of their respective agreements.

Software development costs

The Company develops software and applications which are being provided to customers for free in order to deliver revenue producing products. Costs incurred to develop internal-use software, including website development costs, during the preliminary project stage are expensed as incurred.   Internal-use software development costs are capitalized during the application development stage, which is after:   (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended.   Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed.   Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality.   Amortization is provided for on a straight-line basis over the expected useful life of three years of the internal-use software development costs and related upgrades and enhancements.   When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use. The Company has been expensing all of its software development cost during the development stage. Software developments cost consisted of compensation of software programmers in the amount of approximately $25,000 and $83,000 during the three months ended December 31, 2014 and 2013, respectively. During the 2014 and 2013 periods, the Company did not capitalize any software development costs.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment loss during the three months ended December 31, 2014 and 2013.

WALLY WORLD MEDIA, INC.

UNAUDITED CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

December 31, 2014

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

Stock-based compensation

The Company accounts for stock-based instruments granted to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to estimate and recognize the grant-date fair value of stock based awards issued to employees and directors.    The Company recognizes compensation on a straight-line basis over the requisite service period for each award.    There were 3,000,000 options outstanding as of December 31, 2014. The Company accounts for non-employee stock-based awards in accordance with the measurement and recognition criteria under ASC Topic 505-50.

Advertising

Advertising is expensed as incurred and is included in general and administrative expenses in the accompanying condensed statements of operations. For the three months ended December 31, 2014 and 2013, advertising expense was approximately $170 and $15,300, respectively.

WALLY WORLD MEDIA, INC.

UNAUDITED CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

December 31, 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and development

Research and development costs are expensed as incurred. The Company did not incur any research and development cost for the three months ended December 31, 2014 and 2013.

Net loss per share of common stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Shares potentially issuable were as follows:

	December 31, 2014	September 30, 2014
Stock Options	3,000,000	3,850,000
Warrants	255,999,360	-
Convertible notes	38,000,000	-
	296,999,360	3,850,000

Derivative Instruments

The Company enters into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretations of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, considering all of the rights and obligations of each instrument.

The Company estimates fair values of derivative financial instruments using the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimates and assumption changes. Under the terms of the new accounting standard, increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income. The Company has equity instruments including convertible promissory notes (see Note 3) that are accounted for as derivative liabilities that are evaluated quarterly for potential reclassification as liabilities pursuant to ASC 815.

Recent accounting pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements”. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the interim reporting period ended December 31, 2014.

Accounting standards which were not effective until after December 31, 2014 are not expected to have a material impact on the Company’s financial position or results of operations.

WALLY WORLD MEDIA, INC.

UNAUDITED CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

December 31, 2014

NOTE 2 – RELATED PARTY TRANSACTIONS

The following related parties from time to time, provided advances to the Company for working capital purposes. These advances were short-term in nature and non-interest bearing.

Name	Balance at December 31, 2014	Balance at September 30, 2014	Relationship
Robb Knie	$5,000	$5,000	*

	$5,000	$5,000

●	Was a related party in 2013 but not a related party as of December 31, 2014

NOTE 3 – CONVERTIBLE NOTES PAYABLE

December 31, 2014
10% Convertible promissory notes	$190,000
Less: Debt discount	(129,341)
Total	$60,659

October 2014 Closing

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

WALLY WORLD MEDIA, INC.

UNAUDITED CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

December 31, 2014

NOTE 3 – CONVERTIBLE NOTES PAYABLE (continued)

Warrants

The Warrants are exercisable in whole or in part, at an initial exercise price per share of $0.05 for the Class A Warrants and $0.25 for the Class B Warrants, subject to adjustment. The exercise price and number of shares of the Company’s common stock issuable under the Warrants (the “Warrant Shares”) are subject to adjustments for stock dividends, splits, combinations, subsequent rights offerings, pro rata distributions and any issuance of securities below the exercise price of the Warrants. Any adjustment to the exercise price shall similarly cause the number of warrant shares to be adjusted so that the total quantity of the Warrants may increase. The warrants also contain a cashless exercise provision. In connection with the issuance of a convertible note in December 2014, the exercise price of the warrants were reduced to $0.005 per share and the Notes conversion prices have been adjusted to a conversion price equal to the lesser of (i) $0.005, and (ii) 75% of the lowest closing bid price for the 20 consecutive trading days preceding a Conversion Date, subject to standard adjustments. Additionally, the number of warrants increased from a total of 8,533,312 warrants to 255,999,360 warrants as a result of the adjustment to the exercise price.

December 2014 Closing

On December 30, 2014, the Company issued a convertible note in the principal amount of $30,000. The note accrues interest at a rate equal to 10% per annum and has a maturity date of June 29, 2015. The note is convertible any time after the issuance date of the note. The holder has the right to convert the notes into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $0.005, and (ii) 75% of the lowest closing bid price for the 20 consecutive trading days preceding a Conversion Date, subject to standard adjustments. The note can be redeemed under certain conditions and the Company can force the conversion of the note in the event certain equity conditions are met.

Derivative Liabilities

Since the Company determined that the terms of the Notes and Warrants in the October 2014 closing include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Stock”, the embedded conversion options and the warrants were accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. Additionally, the Company determined that the terms of the note in the December 2014 closing includes a variable conversion price based on the closing bid prices of the Company’s common stock which are accounted for as derivative liabilities. In accordance with ASC 815, the Company has bifurcated the conversion feature of the convertible notes, along with the free-standing warrant derivative instruments and recorded derivative liabilities on their issuance date. The Company uses the Black-Scholes option pricing model to value the derivative liabilities. Included in the model to value the derivative liabilities of the above notes and warrants are the following assumptions: stock price at valuation date of $0.02, exercise/conversion price ranging from $0.005 to $0.05, dividend yield of zero, years to maturity of 0.30 – 5.00, a risk free rate of 0.04% - 1.65%, and expected volatility of 193% - 215%. The notes were all discounted in full based on the valuations and the Company recognized an additional derivative expense of $234,393 upon recording of the derivative liabilities. The total debt discount of $190,000 consisted of legal fees related to the notes of $10,000, a portion of the valuation of the derivatives of $30,000 and the valuation of the warrants of $150,000 to be amortized over the terms of the note. These derivative liabilities will then be revalued on each reporting date. The loss resulting from the increase in fair value of these convertible instruments and warrants was $6,091,101 for the three months ended December 31, 2014. At December 31, 2014, the Company recorded warrant derivative liability of $5,803,658 and note derivative liability of $701,836.

For the three months ended December 31, 2014 and 2013 the Company recognized $60,569 and $0, respectively of amortization of debt discount.  As of December 31, 2014, the discount had a carrying value of $129,341.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Preferred stock

The Company authorized 50,000,000 preferred shares.  Preferred shares may be designated by the Company’s board of directors.   There were no shares designated as of December 31, 2014.

Stock options

During the three months ended December 31, 2014, the Company recorded stock based compensation expense related to vested options granted in fiscal 2014 in the amount of $79,767. As of December 31, 2014, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $9,694.

WALLY WORLD MEDIA, INC.

UNAUDITED CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

December 31, 2014

NOTE 4 – STOCKHOLDERS’ DEFICIT (continued)

Stock option activities for the period ended December 31, 2014 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at September 30, 2014	3,850,000	$0.83	2.29	-
Granted	-	-	-
Forfeited	(850,000)	0.25	2.60
Balance at December 31, 2014	3,000,000	$1.00	2.04	$-
Options exercisable at December 31, 2014	2,250,000	$1.00	-	$-

There was no intrinsic value as of December 31, 2014 in connection with these stock options.

Stock Warrants

On October 23, 2014, the Company closed a financing transaction by entering into a Securities Purchase Agreement dated October 23, 2014 with certain funds and investors signatory to such Securities Purchase Agreement for an aggregate subscription amount of $160,000. Pursuant to the Securities Purchase Agreement, the Company issued the following to the Purchasers: (i) 10% Convertible Promissory Notes with an aggregate principal amount of $160,000 (the “Notes”), (ii) Class A Warrants to purchase an aggregate of 4,266,656 shares of the Company’s common stock, par value $0.01 per share, for an exercise price of $0.05 per share for a period of five (5) years from the effective date of the registration statement (the “Class A Warrants”), and (iii) Class B Warrants to purchase an aggregate of 4,266,656 shares of the Company’s common stock, par value $0.01 per share, for an exercise price of $0.25 per share for a period of five (5) years from the effective date of the registration statement (the “Class B Warrants”, and together with the Class A Warrants, the “Warrants”).

The Warrants are exercisable in whole or in part, at an initial exercise price per share of $0.05 for the Class A Warrants and $0.25 for the Class B Warrants, subject to adjustment. The exercise price and number of shares of the Company’s common stock issuable under the Warrants (the “Warrant Shares”) are subject to adjustments for stock dividends, splits, combinations, subsequent rights offerings, pro rata distributions and any issuance of securities below the exercise price of the Warrants. Any adjustment to the exercise price shall similarly cause the number of warrant shares to be adjusted so that the total value of the Warrants may increase. The warrants also contain a cashless exercise provision. In connection with the issuance of a convertible note in December 2014, the exercise price of the Warrants have been adjusted to a conversion price equal to $0.005. Additionally, the number of warrants increased from a total of 8,533,312 warrants to 255,999,360 warrants as a result of the adjustment to the exercise price.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

Future minimum rental payments required under this operating lease are as follows:

	Total	1 year	1-3 years	3-5 years	5+ years
Operating lease	$31,500	$25,200	$6,300	-	-
Total	$31,500	$25,200	$6,300	$-	$-

 Rent expense was $6,585 and $11,812 for the three months ended December 31, 2014 and 2013, respectively.

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

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the three months ended December 31, 2014, we believe that the following accounting policies are the most critical tool to aid you in fully understanding and evaluating this management discussion and analysis.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the three months ended December 31, 2014 and 2013, we did not incur impairment expense.

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

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our consolidated financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the consolidated financial statement and in this, our Interim Report, filed on Form 10-Q for the three months ended December 31, 2014.

Results of Operations

The following table presents a summary of operating information for the three months ended December 31, 2014 and 2013:

	For the	For the
	Three months Ended	Three months Ended
	December 31, 2014	December 31, 2013

Net Revenues	$-	$-

Total Operating Expenses	226,219	223,315

Other (Expense) Income	(6,389,986)	20

Net Loss	$(6,616,205)	$(223,295)

Revenues

For the three months ended December 31, 2014 and 2013 we generated no revenue.

Operating Expenses

Operating expenses for the three months ended December 31, 2014 were $226,219, an increase from the three months ended December 31, 2013 of $2,904. The difference in the change of $2,904 was primarily due to increase in compensation offset by decrease in professional fees, rent expense and other general and administrative expenses, as described in the table below:

	For the Three months Ended December 31, 2014	For the Three months Ended December 31, 2013

Compensation	$169,174	$129,748
Professional fees	27,555	32,797
Rent expense	6,585	11,812
General and administrative	22,905	48,958

●	During the three months ended December 31, 2014, compensation increased primarily due to increased stock based compensation to our officer and employees in connection with options granted in fiscal 2014. We expect compensation to decrease due to lack of working capital.

●	We expect professional fees to decrease due to cost cutting measures as a result of lack of working capital.

●	For the three months ended December 31, 2014 and 2013, we incurred rent expense of $6,585 and $11,812, respectively.

●	For the three months ended December 31, 2014 and 2013, we incurred general and administrative expenses of $22,905 and $48,958, respectively. Such decrease is primarily attributable to a decrease in operations. We expect general and administrative expenses to decrease due to lack of working capital.

Other expense increased by approximately $6.4 million during the three months ended December 31, 2014 as compared to the three months ended December 31, 2013. The increase is the result of the recognition of derivative expense, change in fair value of derivative liabilities, and interest expense which includes amortization of debt discount in connection with the issuance of convertible notes.

Net Loss

As a result of the factors described above, we incurred a net loss for the three months ended December 31, 2014 of $6,616,205.  This is an increase from $223,295 in net loss for the three months ended December 31, 2013.

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

Our net revenues are not sufficient to fund our operating expenses.  At December 31, 2014 we had a cash balance of $56,555. During the three months ended December 31, 2014, we raised approximately $180,000, net of $10,000 debt issue costs, from the issuance of convertible notes to fund our operating expenses, pay our obligations, and grow our company. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. We presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in fiscal 2015.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

The following tables summarize our contractual obligations as of December 31, 2014, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

Contractual obligations:	Total	1 year	1-3 years	3-5 years	5+ years
Operating leases	$31,500	$25,200	$6,300	$-	$-
Total	$31,500	$25,200	$6,300	-	-

Smaller reporting companies are not required to provide the information required by this item.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of December 31, 2014, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

October 2014 Closing

On October 23, 2014, the Company closed a financing transaction by entering into a Securities Purchase Agreement dated October 23, 2014 (the “Securities Purchase Agreement”) with certain funds and investors (the “Purchasers”) for an aggregate subscription amount of $160,000 (the “Purchase Price”). Pursuant to the Securities Purchase Agreement, the Company issued the following to the Purchasers: (i) 10% Convertible Promissory Notes with an aggregate principal amount of $160,000 (the “Notes”), (ii) Class A Warrants to purchase an aggregate of 4,266,656 shares of the Company’s common stock, par value $0.01 per share, for an exercise price of $0.05 per share for a period of five (5) years from the effective date of the registration statement (the “Class A Warrants”), and (iii) Class B Warrants to purchase an aggregate of 4,266,656 shares of the Company’s common stock, par value $0.01 per share, for an exercise price of $0.25 per share for a period of five (5) years from the effective date of the registration statement (the “Class B Warrants”, and together with the Class A Warrants, the “Warrants”). The Company paid legal fees associated with the issuance of the Notes of $10,000 which was recognized as debt discount to be amortized over the terms of the Note.

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

Warrants

The Warrants are exercisable in whole or in part, at an initial exercise price per share of $0.05 for the Class A Warrants and $0.25 for the Class B Warrants, subject to adjustment. The exercise price and number of shares of the Company’s common stock issuable under the Warrants (the “Warrant Shares”) are subject to adjustments for stock dividends, splits, combinations, subsequent rights offerings, pro rata distributions and any issuance of securities below the exercise price of the Warrants. The conversion price is also subject to full-ratchet dilutive protection by which the conversion price shall be reduced to the amount of consideration per share received in the event of the issuance or sale, or deemed issuance or sale, of any shares of Common Stock by the Company for no consideration or a consideration per share less than the conversion price calculated at the time of such issuance or sale or deemed issuance or sale. Any adjustment to the exercise price shall similarly cause the number of warrant shares to be adjusted so that the total value of the Warrants may increase. The warrants also contain a cashless exercise provision. In connection with the issuance of a convertible note in December 2014, the conversion price of the Notes have been adjusted to a conversion price equal to the lesser of (i) $0.005, and (ii) 75% of the lowest closing bid price for the 20 consecutive trading days preceding a Conversion Date, subject to standard adjustments and the exercise price of the warrants has been decrease to $0.005 per share. Additionally, the number of warrants increased from a total of 8,533,312 warrants to 255,999,360 warrants as a result of the adjustment to the exercise price under the full-ratchet provision.

December 2014 Closing

On December 30, 2014, the Company issued a convertible note in the principal amount of $30,000. The note accrues interest at a rate equal to 10% per annum and have a maturity date of June 29, 2015. The note is convertible any time after the issuance date of the note. The holder has the right to convert the notes into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $0.005, and (ii) 75% of the lowest closing bid price for the 20 consecutive trading days preceding a Conversion Date, subject to standard adjustments. The note can be redeemed under certain conditions and the Company can force the conversion of the note in the event certain equity conditions are met.

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

WALLY WORLD MEDIA, INC.

Dated: February 23, 2015	By:	/s/ Darin Myman
Darin Myman
Chief Executive Officer (Duly Authorized and Principal Executive Officer)

Dated: February 23, 2015	By:	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer (Duly Authorized, Principal Financial Officer and Principal Accounting Officer)

