Form 10-Q
period 2015-03-31
Wally World Media, Inc
filed 2015-05-20
CIK 1555214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

There were 38,761,290 shares of the Registrant’s Common Stock outstanding at May 20, 2015.

WALLY WORLD MEDIA, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended March 31, 2015

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

PART I – FINANCIAL INFORMATION

WALLY WORLD MEDIA, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

1

WALLY WORLD MEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,981	$-
Prepaid expenses and other current assets	-	15,382

Total Current Assets	1,981	15,382

Long Term Assets
Security deposit	8,400	8,400

Total Assets	$10,381	$23,782

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Bank overdraft	$-	$1,016
Accounts payable	92,261	62,473
Accrued interest	8,498	-
Convertible notes payable, net of debt discount	160,256	-
Derivative liabilities	4,769,976	-
Due to former related parties	5,000	5,000

Total Current Liabilities	5,035,991	68,489

Commitments and Contingencies - (Note 5)

STOCKHOLDERS' DEFICIT:

Preferred stock ($0.0001 par value; 50,000,000 shares authorized; none issued or outstanding)	-	-
Common stock ($0.0001 par value; 500,000,000 shares authorized; 38,761,290 and 38,600,000 shares issued and outstanding at March 31, 2015 and September 30, 2014, respectively)	3,876	3,860
Additional paid-in capital	2,647,669	2,548,224
Accumulated deficit	(7,677,155)	(2,596,791)

Total Stockholders' Deficit	(5,025,610)	(44,707)

Total Liabilities and Stockholders' Deficit	$10,381	$23,782

See accompanying condensed notes to unaudited financial statements.

WALLY WORLD MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Compensation	69,411	405,194	238,585	534,942
Professional fees	18,656	180,163	46,211	212,960
General and administrative	30,133	73,499	59,623	134,269

Total Operating Expenses	118,200	658,856	344,419	882,171

OTHER INCOME (EXPENSE)
Derivative expense	(25,085)	-	(259,478)	-
Change in fair value of derivative liabilities	1,775,603	-	(4,315,498)	-
Other income	8,276	-	8,276	-
Interest Expense	(104,755)	-	(169,258)	-
Interest Income	2	109	13	129

Total Other Income (Expense)	1,654,041	109	(4,735,945)	129

NET INCOME (LOSS)	$1,535,841	$(658,747)	$(5,080,364)	$(882,042)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.04	$(0.02)	$(0.13)	$(0.03)
Diluted	$0.01	$(0.02)	$(0.13)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	38,759,498	35,413,390	38,678,873	31,367,845
Diluted	243,097,182	35,413,390	38,678,873	31,367,845

See accompanying condensed notes to unaudited financial statements.

WALLY WORLD MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

For the Year ended September 30, 2014 and for the Six Months ended March 31, 2015

(Unaudited)

					Additional		Total Stockholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, September 30, 2013	-	-	26,490,000	2,649	912,087	(851,337)	63,399

Sale of common stock	-	-	8,315,000	831	830,669	-	831,500

Issuance of common stock for services	-	-	2,705,000	271	304,729	-	305,000

Issuance of common stock for prepaid services	-	-	1,090,000	109	223,891		224,000

Stock based compensation in connection with options granted	-	-	-	-	276,848		276,848

Net loss for the year ended September 30, 2014	-	-	-	-	-	(1,745,454)	(1,745,454)

Balance, September 30, 2014	-	-	38,600,000	3,860	2,548,224	(2,596,791)	(44,707)

Stock based compensation in connection with options granted	-	-	-	-	89,461	-	89,461

Issuance of common stock for services	-	-	161,290	16	9,984	-	10,000

Net loss for the period ended March 31, 2015	-	-	-	-	-	(5,080,364)	(5,098,364)

Balance, March 31, 2015	-	$-	38,761,290	$3,876	$2,647,669	$(7,677,155)	$(5,025,610)

See accompanying condensed notes to unaudited financial statements.

WALLY WORLD MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months	For the Six Months
	Ended	Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,080,364)	$(882,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid expense in connection with the issuance of common stock issued for prepaid services	13,750	9,167
Amortization of debt discount	160,256	-
Derivative expense	259,478	-
Change in fair value of derivative liabilities	4,315,498	-
Stock-based compensation and fees	99,461	346,168
Changes in operating assets and liabilities:
Prepaid expenses and other current asset	1,632	(107,738)
Accounts payable	29,788	(3,681)
Accrued interest	8,498	-

NET CASH USED IN OPERATING ACTIVITIES	(192,003)	(638,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of notes	195,000	-
Bank overdraft	(1,016)	-
Repayments of related party advances	-	(2,675)
Proceeds from sale of common stock	-	831,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	193,984	828,825

NET INCREASE IN CASH	1,981	190,699

CASH - beginning of period	-	87,663

CASH - end of period	$1,981	$278,362

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discount relating to derivative liabilities	$195,000	$-
Issuance of common stock for prepaid services	$-	$59,000

See accompanying condensed notes to unaudited financial statements.

WALLY WORLD MEDIA, INC.

UNAUDITED CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

March 31, 2015

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

Basis of presentation and going concern

These unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (”SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by "GAAP" for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.    The accounting policies and procedures used in the preparation of these financial statements have been derived from the audited financial statements of the Company for the fiscal year ended September 30, 2014, which are contained in the Company’s Current Report on Form 10-K. The balance sheet as of September 30, 2014 was derived from those financial statements.  The results of operations for the six months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

As reflected in the accompanying unaudited consolidated financial statements, the Company has a net loss and net cash used in operations of approximately $5.1 million and $192,000, respectively, for the six months ended March 31, 2015.  Additionally the Company has a working capital deficit, stockholder’s deficit, and accumulated deficit of approximately $5.0 million, $5.0 million and $7.7 million, respectively, at March 31, 2015 and no revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. Currently, management is seeking capital to implement its business plan.   Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

WALLY WORLD MEDIA, INC.

UNAUDITED CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

March 31, 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications

Certain prior period balances have been reclassified to conform to the current year’s presentation.  These reclassifications had no impact on previously reported results of operations or stockholders’ equity.  The Company reclassified rental expense to general and administrative expense during the prior periods. The Company did not deem any of these reclassifications to be material.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At March 31, 2015, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Prepaid expenses

Prepaid expenses of $0 and $15,382 at March 31, 2015 and September 30, 2014, respectively, consisted primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments in cash and equity instruments for consulting, public relations and business advisory services, advertising and accounting fees which are being amortized over the terms of their respective agreements.

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

WALLY WORLD MEDIA, INC.

UNAUDITED CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

March 31, 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Software developments cost consisted of compensation of software programmers in the amount of approximately $25,000 and $188,000 during the six months ended March 31, 2015 and 2014, respectively. During the 2015 and 2014 periods, the Company did not capitalize any software development costs.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment loss during the six months ended March 31, 2015 and 2014.

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

March 31, 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock-based compensation

The Company accounts for stock-based instruments granted to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to estimate and recognize the grant-date fair value of stock based awards issued to employees and directors.    The Company recognizes compensation on a straight-line basis over the requisite service period for each award.    There were 3,000,000 options outstanding as of March 31, 2015. The Company accounts for non-employee stock-based awards in accordance with the measurement and recognition criteria under ASC Topic 505-50.

Advertising

Advertising is expensed as incurred and is included in general and administrative expenses in the accompanying condensed statements of operations. For the six months ended March 31, 2015 and 2014, advertising expense was approximately $170 and $42,300, respectively.

Research and development

Research and development costs are expensed as incurred. The Company did not incur any research and development cost for the six months ended March 31, 2015 and 2014.

Net income (loss) per share of common stock

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Shares potentially issuable were as follows:

	March 31, 2015	March 31, 2014
Stock Options	3,000,000	4,650,000
Warrants	255,999,360	-
Convertible notes	41,000,000	-
	299,999,360	4,650,000

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

WALLY WORLD MEDIA, INC.

UNAUDITED CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

March 31, 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company estimates fair values of derivative financial instruments using the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimates and assumption changes. Under the terms of the new accounting standard, increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income. The Company has equity instruments including convertible promissory notes (see Note 3) that are accounted for as derivative liabilities that are evaluated on a daily basis for potential reclassification as liabilities pursuant to ASC 815.

Recent accounting pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements”. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the interim reporting period ended March 31, 2015.

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update requires management of the Company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company does not expect this standard to have an impact on the Company’s consolidated financial statements upon adoption.

Accounting standards which were not effective until after March 31, 2015 are not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 2 – RELATED PARTY TRANSACTIONS

The following related parties from time to time, provided advances to the Company for working capital purposes. These advances were short-term in nature and non-interest bearing.

Name	Balance at March 31, 2015	Balance at September 30, 2014	Relationship
Robb Knie	$5,000	$5,000	*

	$5,000	$5,000

●	Was a related party in 2013 but not a related party as of March 31, 2015

NOTE 3 – CONVERTIBLE NOTES PAYABLE

March 31, 2015
10% Convertible promissory notes	$205,000
Less: Debt discount	(44,744)
Total	$160,256

WALLY WORLD MEDIA, INC.

UNAUDITED CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

March 31, 2015

NOTE 3 – CONVERTIBLE NOTES PAYABLE (continued)

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

Warrants

The Warrants are exercisable in whole or in part, at an initial exercise price per share of $0.05 for the Class A Warrants and $0.25 for the Class B Warrants, subject to adjustment. The exercise price and number of shares of the Company’s common stock issuable under the Warrants (the “Warrant Shares”) are subject to adjustments for stock dividends, splits, combinations, subsequent rights offerings, pro rata distributions and any issuance of securities below the exercise price of the Warrants. Any adjustment to the exercise price shall similarly cause the number of warrant shares to be adjusted so that the total quantity of the Warrants may increase. The warrants also contain a cashless exercise provision. In connection with the issuance of a convertible note in December 2014, the exercise price of the warrants were reduced to $0.005 and the Notes conversion prices have been adjusted to the a conversion price equal to the lesser of (i) $0.005, and (ii) 75% of the lowest closing bid price for the 20 consecutive trading days preceding a Conversion Date, subject to standard adjustments. Additionally, the number of warrants increased from a total of 8,533,312 warrants to 255,999,360 warrants as a result of the adjustment to the exercise price.

WALLY WORLD MEDIA, INC.

UNAUDITED CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

March 31, 2015

NOTE 3 – CONVERTIBLE NOTES PAYABLE (continued)

December 2014 and February 2015 Closing

Between December 30, 2014 and February 6, 2015, the Company issued convertible notes in the aggregate principal amount of $45,000. The notes accrue interest at a rate equal to 10% per annum and a maturity date of June 29, 2015. The notes are convertible any time after the issuance date of the note. The holder has the right to convert the notes into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $0.005, and (ii) 75% of the lowest closing bid price for the 20 consecutive trading days preceding a Conversion Date, subject to standard adjustments. The notes can be redeemed under certain conditions and the Company can force the conversion of the note in the event certain equity conditions are met.

Derivative Liabilities

Since the Company determined that the terms of the Notes and Warrants in the October 2014 closing include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Stock”, the embedded conversion options and the warrants were accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. Additionally, the Company determined that the terms of the notes in the December 2014 and February 2015 closing includes a variable conversion price based on the closing bid prices of the Company’s common stock which also cause the embedded conversion options to be accounted for as derivative liabilities. In accordance with ASC 815, the Company has bifurcated the conversion feature of the convertible notes, along with the free-standing warrant derivative instruments and recorded derivative liabilities on their issuance date. The Company uses the Black-Scholes option pricing model to value the derivative liabilities. Included in the model to value the derivative liabilities of the above notes and warrants are the following assumptions: stock price at valuation date of approximately $0.02, exercise/conversion price ranging from $0.005 to $0.05, dividend yield of zero, years to maturity of 0.23 – 5.00, a risk free rate of 0.03% - 1.65%, and expected volatility of 158% - 193%. The notes were all discounted in full based on the valuations and the Company recognized an additional derivative expense of $259,478 upon initial recording of the derivative liabilities. The total debt discount of $205,000 consisted of legal fees related to the notes of $10,000, a portion of the valuation of the derivatives of $45,000 and the valuation of the warrants of $150,000 to be amortized over the terms of the note. These derivative liabilities are then revalued on each reporting date. The loss resulting from the increase in fair value of these convertible instruments was $4,315,498 for the six months ended March 31, 2015. At March 31, 2015, the Company had recorded warrant derivative liability of $4,264,440 and note derivative liability of $505,536.

For the six months ended March 31, 2015 and 2014 the Company recognized $160,256 and $0, respectively of amortization of debt discount.  As of March 31, 2015, the discount had a carrying value of $44,744.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Preferred stock

The Company authorized 50,000,000 preferred shares.  Preferred shares may be designated by the Company’s board of directors.   There were no shares designated as of March 31, 2015.

Common stock

During 2nd quarter of fiscal 2015, the Company issued 161,290 shares of its common stock to a company owned by its Chief Financial Officer as payment for accounting services rendered pursuant to an engagement letter. The Company valued these common shares at the fair value of approximately $0.06 per common share based on the quoted trading price on the date of grant. In connection with issuance of these common shares, the Company recorded stock-based compensation of $10,000 for the six months ended March 31, 2015.

WALLY WORLD MEDIA, INC.

UNAUDITED CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

March 31, 2015

NOTE 4 – STOCKHOLDERS’ DEFICIT (continued)

Stock options

During the six months ended March 31, 2015, the Company recorded stock based compensation expense related to vested options granted in fiscal 2014 in the amount of $89,461. As of March 31, 2015, there were no unrecognized compensation costs related to non-vested share-based compensation arrangements.

Stock option activities for the period ended March 31, 2015 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at September 30, 2014	3,850,000	$0.83	2.29	-
Granted	-	-	-
Forfeited	(850,000)	0.25	2.60
Balance at March 31, 2015	3,000,000	$1.00	1.79	$-
Options exercisable at March 31, 2015	3,000,000	$1.00	-	$-

There was no intrinsic value as of March 31, 2015 in connection with these stock options.

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

The Warrants are exercisable in whole or in part, at an initial exercise price per share of $0.05 for the Class A Warrants and $0.25 for the Class B Warrants, subject to adjustment. The exercise price and number of shares of the Company’s common stock issuable under the Warrants (the “Warrant Shares”) are subject to adjustments for stock dividends, splits, combinations, subsequent rights offerings, pro rata distributions and any issuance of securities below the exercise price of the Warrants. Any adjustment to the exercise price shall similarly cause the number of warrant shares to be adjusted so that the total value of the Warrants may increase. The warrants also contain a cashless exercise provision. In connection with the issuance of a convertible note in December 2014, the exercise price of the Warrants have been adjusted to a conversion price equal to the lesser of (i) $0.005, and (ii) 75% of the lowest closing bid price for the 20 consecutive trading days preceding a Conversion Date, subject to standard adjustments. Additionally, the number of warrants increased from a total of 8,533,312 warrants to 255,999,360 warrants as a result of the adjustment to the exercise price.

WALLY WORLD MEDIA, INC.

UNAUDITED CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

March 31, 2015

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

In January 2015, the Company orally agreed to sublease this office space to a third party. The third party shall pay the monthly rental plus common area maintenance charges starting February 2015. The rent income of approximately $8,300 from the sublease rental arrangement has been recorded in other income.

Future minimum rental payments required under this operating lease are as follows:

	Total	1 year	1-3 years	3-5 years	5+ years
Operating lease	$25,200	$25,200	$-	$-	$-
Total	$25,200	$25,200	$-	$-	$-

Rent expense was $9,591 and $18,206 for the six months ended March 31, 2015 and 2014, respectively.

NOTE 6 – SUBSEQUENT EVENTS

Between April 30, 2015 and May 18, 2015, the Company issued the following to the Purchasers: (i) 10% Convertible Promissory Notes with an aggregate principal amount of $20,000, (ii) Class A Warrants to purchase an aggregate of 4,000,000 shares of the Company’s common stock for an exercise price of $0.005 per share for a period of five (5) years from the initial exercise date which is 6 months after the date of the respective notes, and (iii) Class B Warrants to purchase an aggregate of 4,000,000 shares of the Company’s common stock for an exercise price of $0.005 per share for a period of five (5) years from the initial exercise date which is 6 months after the date of the respective notes. The notes are convertible any time after the issuance date of the notes. The holders have the right to convert the notes into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $0.005, and (ii) 75% of the lowest closing bid price for the 20 consecutive trading days preceding a Conversion Date, subject to standard adjustments. The notes can be redeemed under certain conditions and the Company can force the conversion of the note in the event certain equity conditions are met.

The exercise price and number of shares of the Company’s common stock issuable under the warrants are subject to adjustments for stock dividends, splits, combinations, subsequent rights offerings, pro rata distributions and any issuance of securities below the exercise price of the warrants. Any adjustment to the exercise price shall similarly cause the number of warrant shares to be adjusted so that the total quantity of the warrants may increase. The warrants also contain a cashless exercise provision.

In accordance with ASC 815, the Company has bifurcated the conversion feature of the convertible notes, along with the free-standing warrant derivative instruments and recorded derivative liabilities on their issuance date. The Company uses the Black-Scholes option pricing model to value the derivative liabilities. The notes were all discounted in full based on the valuations and the Company recognized an additional derivative expense of approximately $62,000 upon recording of the derivative liabilities. The total debt discount of $20,000 were from the valuation of the warrants of $20,000 to be amortized over the terms of the notes. These derivative liabilities will then be revalued on each reporting date.

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

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the six months ended March 31, 2015, we believe that the following accounting policies are the most critical tool to aid you in fully understanding and evaluating this management discussion and analysis.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the six months ended March 31, 2015 and 2014, we did not incur impairment expense.

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

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our consolidated financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the consolidated financial statement and in this, our Interim Report, filed on Form 10-Q for the interim reporting period ended March 31, 2015.

Results of Operations

The following table presents a summary of operating information for the three and six months ended March 31, 2015 and 2014:

	For the Three Months Ended		For the Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Revenues	$-	$-	$-	$-
Total Operating Expenses	118,200	658,856	344,419	882,171
Total Other Income (Expense)	1,654,041	109	(4,735,945)	129
Net Income (Loss)	$1,535,841	$(658,747)	$(5,080,364)	$(882,042)

For the six months ended March 31, 2015 and 2014 we generated no revenue.

Operating Expenses

Expenses for the three months ended March 31, 2015 and 2014 totaled $118,200 and $658,856, respectively. Expenses for the six months ended March 31, 2015 and 2014 totaled $344,419 and $882,171, respectively, and consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Compensation	$69,411	$405,194	$238,585	$534,942
Professional fees	18,656	180,163	46,211	212,960
General and administrative	30,133	73,499	59,623	134,269

●	During the three and six months ended March 31, 2015, compensation decreased primarily due to decreased stock based compensation to our officer and employees in connection with options granted in fiscal 2014. We expect compensation to decrease due to lack of working capital.

●	We expect professional fees to decrease due to cost cutting measures as a result of lack of working capital.

●	For the three and six months ended March 31, 2015 and 2014, general and administrative expenses decreased primarily attributable to a decrease in operations. We expect general and administrative expenses to decrease due to lack of working capital.

Other expense increased by approximately $4.7 million during the six months ended March 31, 2015 as compared to the six months ended March 31, 2014. The increase is the result of the recognition of derivative expense, change in fair value of derivative liabilities, and interest expense which includes amortization of debt discount in connection with the issuance of convertible notes.

Other income increased by approximately $1.7 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase is primarily attributable to the change in fair value of derivative liabilities, and interest expense which includes amortization of debt discount in connection with the issuance of convertible notes.

Net Income (Loss)

As a result of the factors described above, we incurred a net loss for six months ended March 31, 2015 and 2014 of approximately $5.1 million and $882,000, respectively.  We incurred a net income (loss) for the three months ended March 31, 2015 and 2014 of approximately $1.5 million and $(659,000).

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

Our net revenues are not sufficient to fund our operating expenses.  At March 31, 2015 we had a cash balance of $1,981. During the six months ended March 31, 2015, we raised approximately $195,000, net of $10,000 debt issue costs, from the issuance of convertible notes to fund our operating expenses, pay our obligations, and grow our company. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. We presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in fiscal 2015.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

The following tables summarize our contractual obligations as of March 31, 2015, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

Contractual obligations:	Total	1 year	1-3 years	3-5 years	5+ years
Operating leases	$25,200	$25,200	$-	$-	$-
Total	$25,200	$25,200	$-	$-	$-

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4.        Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of March 31, 2015, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During 2nd quarter of fiscal 2015, we issued 161,290 shares of our common stock to a company owned by our Chief Financial Officer as payment for accounting services rendered pursuant to an engagement letter. We valued these common shares at the fair value of approximately $0.06 per common share based on the quoted trading price on the date of grant.

The Shares were issued in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended (the “ Act ”). These transactions qualified for exemption from registration because among other things, the transactions did not involve a public offering, each investor was an accredited investor and/or qualified institutional buyer, each investor had access to information about the Company and their investment, each investor took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

On May 18, 2015, Adam Wasserman resigned as the Chief Financial Officer of Wally World Media, Inc. effective as of May 20, 2015. His resignation was not the result of any disagreement with the Company on any matter relating to its operations policies or practices.

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

WALLY WORLD MEDIA, INC.

Dated: May 20, 2015	By:	/s/ Darin Myman
Darin Myman
Chief Executive Officer (Duly Authorized and Principal Executive Officer)

