Form 10-K
period 2020-09-30
Wally World Media, Inc
filed 2021-09-27
CIK 1555214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER 333-185694

WALLY WORLD MEDIA, INC.

(Exact name of registrant as specified in its charter)

NEVADA	45-5370930
State or Other jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

7121 West Craig Road #113-38 Las Vegas, NV	89129
Address of Principal Executive Offices	Zip Code

(702)-890-5299
Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed be Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming executive officers, directors and our largest shareholder whose representative serves on the Board of Directors are affiliates) was approximately $1,652,760 as of September 1, 2021, computed on the basis of the closing price on such date.

As of September 1, 2021, there were 330,483,033 shares of the registrant’s common stock outstanding.

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements, which are identified by the words “believe,” “expect,” “anticipate,” “intend,” “plan” and similar expressions. The statements contained herein which are not based on historical facts are forward-looking statements that involve known and unknown risks and uncertainties that could significantly affect our actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on our behalf. These risks and uncertainties include, but are not limited to, risks associated with our ability to successfully develop and protect our intellectual property, our ability to raise additional capital to fund future operations and compliance with applicable laws and changes in such laws and the administration of such laws. These risks are described below and in “Item 1. Business,” “Item 7. management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statements were made.

2

PART I

ITEM 1. BUSINESS

As used in this annual report, the terms “we”, “us”, “our”, “the Company”, mean Wally World Media, Inc. unless otherwise indicated.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our ability to locate and acquire an operating business and the resources and efforts we intend to dedicate to such an endeavor, our development of a viable business plan and commencement of operations, and our ability to locate sources of capital necessary to commence operations or otherwise meet our business needs and objectives. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy, and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties, and risks that may cause actual results to differ materially from these forward-looking statements include those described in Item 1A. – Risk Factors. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events, or otherwise.

Description of Business

Wally World Media, Inc. does not have significant operations. It intends to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses. The company was founded in 2012 and is headquartered in Las Vegas, Nevada.

Based on our proposed business activities, we are a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act of 1934, as amended, (the “Exchange Act”) and that has no specific business plan or purpose or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), we also qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Corporate Background

Wally World Media, Inc. was incorporated in the State of Nevada on May 17, 2012. Initially, we were a start-up business, engaged primarily in social media software and mobile app development.

We developed a social media website that we referred to as “YouPop.” Our “YouPop” platform launched for public use in April 2013. On March 19, 2014, we launched reShoot™, a free mobile video camera app for Apple’s iPhone and iPad. reShoot features patent-pending “on the fly” video editing technology to rewind and re-shoot unwanted portions of video.

In March of 2014, we formed Vape Shop Holdings, Inc. (“Vape Shop”), as a wholly-owned subsidiary of the Company. On April 20, 2014, Vape Shops signed a Joint Venture Agreement with Vapir, Inc., a California company. In June 2014, this joint venture was terminated by mutual consent. We did not issue any shares of common stock or warrants to Vapir, Inc. and do not owe Vapir, Inc. any further consideration under the terms of the joint venture or its termination.

On July 31, 2014, we launched the Emoji Cam Photo & Video Camera app for Apple’s iPhone and iPad. None of our applications or business ventures were met with any notable commercial success.

We have been dormant since December 2015.

On June 29, 2021, the Eighth Judicial District Court of Nevada appointed Shareholders First LLC as custodian for Wally World Media, Inc., Case Number: A-21-834721-P, proper notice having been given to the officers and directors of Wally World Media, Inc. There was no opposition.

On June 30, 2021, the Company filed a certificate of revival with the Nevada Secretary of State, appointing Grant Casey as, President, Secretary, Treasurer, Director. On the same date, Grant Casey, in his role as our sole director, appointed Geoffrey Chan as our second Director.

Business Objectives of the Company

Since the custodial proceedings, the Company had no business operations. management has determined to direct its efforts and limited resources to pursue potential new business opportunities. The Company does not intend to limit itself to a particular industry and has not established any particular criteria upon which it shall consider a business opportunity.

Our common stock is quoted on the OTC Pink Sheets under the symbol WLYW. There is currently only a limited trading market in the our shares of common stock. Management does not believe that any active trading market has existed for approximately the last five years. There can be no assurance that there will be an active trading market for our securities. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Management of the Company will have substantial flexibility in identifying and selecting a prospective new business opportunity. The Company is dependent on the judgment of its management in connection with this process. In evaluating a prospective business opportunity, we would consider, among other factors, the following:

●	costs associated with pursuing a new business opportunity;

●	growth potential of the new business opportunity;

●	experiences, skills and availability of additional personnel necessary to pursue a potential new business opportunity;

●	necessary capital requirements;

●	the competitive position of the new business opportunity;

●	the competitive position of the new business opportunity;

●	stage of business development;

●	the market acceptance of the potential products and services;

●	proprietary features and degree of intellectual property; and

●	the regulatory environment that may be applicable to any prospective business opportunity.

The foregoing criteria are not intended to be exhaustive and there may be other criteria that management may deem relevant. In connection with an evaluation of a prospective or potential business opportunity, management may be expected to conduct a due diligence review.

The time and costs required to pursue new business opportunities, which includes negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws, can not be ascertained with any degree of certainty.

Management intends to devote such time as it deems necessary to carry out the Company’s affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain. No assurance can be made that we will be successful in our efforts. We cannot project the amount of time that our management will actually devote to the Company’s plan of operation.

Effecting a business combination

Prospective investors in our common stock will not have an opportunity to evaluate the specific merits or risks of any of the one or more business combinations that we may undertake. A business combination may involve the acquisition of, or merger with, a company which needs to raise substantial additional capital by means of being a publicly trading company, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and State securities laws. A business combination may involve a company which may be financially unstable or in its early stages of development or growth.

The Company has not identified a target business or target industry

Our effort in identifying a prospective target business will not be limited to a particular industry and we may ultimately acquire a business in any industry management deems appropriate. To date, the Company has not selected any target business on which to concentrate our search for a business combination. While the Company intends to focus on target businesses in the United States, it is not limited to U.S. entities and may consummate a business combination with a target business outside of the United States. Accordingly, there is no basis for investors in the Company’s common stock to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes many industries which experience rapid growth. In addition, although the Company’s management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

Our management anticipates that target business candidates will be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, who may present solicited or unsolicited proposals. Our management may also bring to our attention target business candidates. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder’s fee or other compensation in connection with a business combination. In no event, however, will we pay management any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Selection of a target business and structuring of a business combination

Management owns approximately 87.77% of the issued and outstanding shares of common stock of the Company, and will have broad flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:

●	financial condition and results of operation of the target company;

●	growth potential;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	stage of development of the products, processes or services;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary features and degree of intellectual property or other protection of the products, processes or services;

●	regulatory environment of the industry; and

●	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct a due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and both companies’ stockholders. However, there can be no assurance that the Internal Revenue Service or applicable state tax authorities will necessarily agree with the tax treatment of any business combination we consummate.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us.

Probable lack of business diversification

While we may seek to effect business combinations with more than one target business, it is more probable that we will only have the ability to effect a single business combination, if at all. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations with entities operating in multiple industries or multiple areas of a single industry, it is probable that we will lack the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Very limited liquidity of our common stock

Our common stock occasionally trades on the OTC Pink Sheet Market, as there is no active market maker in our common stock. As a result, there is only limited liquidity in our common stock.

Limited ability to evaluate the target business’ management

We cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company intending to embark on a program of business development. Furthermore, the future role of our director, if any, in the target business cannot presently be stated with any certainty.

While it is possible that our director will remain associated in some capacity with us following a business combination, it is unlikely that he will devote his full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our director will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Our auditors have expressed substantial doubt about our ability to continue as a going concern

Our audited financial statements for the years ended September 30 2020 and 2021, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is not enough cash on hand to fund our administrative expenses and operating expenses for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company’s shares of common stock.

Competition and Market Condition

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations, either directly or through affiliates. Many if not virtually most of these competitors possess far greater financial, human and other resources compared to our resources. While we believe that there are numerous potential target businesses that we may identify, our ability to compete in acquiring certain of the more desirable target businesses will be limited by our limited financial and human resources. Our inherent competitive limitations are expected by management to give others an advantage in pursuing the acquisition of a target business that we may identify and seek to pursue. Further, any of these limitations may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a reporting public entity with potential access to the United States public equity markets may give us a competitive advantage over certain privately-held entities having a similar business objective in acquiring a desirable target business with growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from existing competitors of the business we acquire. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including those with far greater financial, marketing, technical and other resources than the initial competitors in the industry in which we seek to operate. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively, especially to the extent that the target business is in a high-growth industry.

Employees

Grant Casey, our Chief Executive Officer, is our sole executive officer. Mr. Casey is not obligated to devote any specific number of hours per week and, in fact, intends to devote only as much time as he deems reasonably necessary to administer the Company’s affairs until such time as a business combination is consummated. The amount of time he will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full-time employees prior to the consummation of a business combination.

Conflicts of Interest

The Company’s management is not required to commit its full time to the Company’s affairs. As a result, pursuing new business opportunities may require a longer period of time than if management would devote full time to the Company’s affairs. Management is not precluded from serving as an officer or director of any other entity that is engaged in business activities similar to those of the Company. Management has not identified and is not currently negotiating a new business opportunity for us. In the future, management may become associated or affiliated with entities engaged in business activities similar to those we intend to conduct. In such event, management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In the event that the Company’s management has multiple business affiliations, our management may have legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise, management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of jurisdictions. If several business opportunities or operating entities approach management with respect to a business combination, management will consider the foregoing factors as well as the preferences of the management of the operating company. However, management will act in what it believes will be in the best interests of the shareholders of the Company. The Company shall not enter into a transaction with a target business that is affiliated with management.

Regulation

As of the date of this Report, we are required to file reports with the Securities and Exchange Commission (the “SEC”) by Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”).

Depending on the direction management decides to take and a business or businesses we may acquire in the future, we may become subject to other laws or regulations that require us to make material expenditures on compliance including the increasing state-level regulation of privacy. Any such requirements could require us to divert significant human and capital resources on compliance, which could have an adverse effect on our future operating results.

ITEM 1A. RISK FACTORS

The shares of our common stock are highly speculative in nature, involve a high degree of risk and should be purchased only by persons who can afford to lose the entire amount invested in the common stock. Before purchasing any of the shares of common stock, you should carefully consider the following factors relating to our business and prospects. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, you may lose all or part of your investment. You should carefully consider the risks described below and the other information in this process before investing in our common stock.

Risks Relating to Our Business and Financial Condition

We currently have no operations, and investors, therefore, have no basis on which to evaluate the Company’s future prospects.

We currently have no operations and will be reliant upon a merger with or acquisition of an operating business to commence operations and generate revenue. Because we have no operations and have not generated revenues, investors have no basis upon which to evaluate our ability to achieve our business objective of locating and completing a business combination with a target business. We have no current arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete a business combination in a reasonable timeframe, on reasonable terms, or at all. If we fail to complete a business combination as planned, we will never generate any operating revenues.

We may face difficulties or delays in our search for a business combination, and we may not have access to sufficient capital to consummate a business combination.

We may face difficulty identifying a viable business opportunity or negotiating or paying for any resulting business combination. Economic factors that are beyond our control, including the COVID-19 pandemic and consequent economic downturn, as well as increased competition for acquisitions of operating entities that we expect to encounter as a result thereof, may hinder our efforts to locate and/or obtain a business that is suitable for our business goals at a price we can afford and on terms that will enable us to sufficiently grow our business to generate value to our shareholders. We have limited capital, and we may not be able to take advantage of any available business opportunities on favorable terms or at all due to the limited availability of capital. There can be no assurance that we will have sufficient capital to provide us with the necessary funds to successfully develop and implement our plan of operation or acquire a business we deem to be appropriate or necessary to accomplish our objectives, in which case we may be forced to terminate our business plan and your investment in the Company could become worthless.

If we are not successful in acquiring a new business and generating material revenues, investors will likely lose their investment.

If we are not successful in developing a viable business plan and acquiring a new business through which to implement it, our investors’ entire investment in the Company could become worthless. Even if we are successful in combining with or acquiring the assets of an operating entity, we can provide no assurances that the Company will be able to generate significant revenue therefrom in the short-term or at all or that investors will derive a profit from their investment. If we are not successful, our investors will likely lose their entire investment.

If we cannot manage our growth effectively, we may not become profitable.

Businesses, including development-stage companies such as ours and/or any operating business or businesses we may acquire, often grow rapidly and tend to have difficulty managing their growth. If we are able to acquire an operating business, we will likely need to expand our management team and other key personnel by recruiting and employing experienced executives and key employees and/or consultants capable of providing the necessary support.

We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could cause us to lose money, and your investment could be lost.

Because we have limited capital, we may need to raise additional capital in the future by issuing debt or equity securities, the terms of which may dilute our current investors and/or reduce or limit their liquidation or other rights.

We may require additional capital to acquire a business. We may not be able to obtain additional capital when required. Future business development activities, as well as administrative expenses such as salaries, insurance, general overhead, legal and compliance expenses, and accounting expenses, will require a substantial amount of additional capital. The terms of securities we issue in future capital raising transactions may be more favorable to new investors and may include liquidation preferences, superior voting rights, or the issuance of other derivative securities, which could have a further dilutive effect on or subordinate the rights of our current investors. Any additional capital raised through the sale of equity securities will likely dilute the ownership percentage of our shareholders. Additionally, any debt securities we issue would likely create a liquidation preference superior to that of our current investors and, if convertible into shares of common stock, would also pose the risk of dilution.

If we cannot manage our growth effectively, we may not become profitable.

Businesses, including development-stage companies such as ours and/or any operating business or businesses we may acquire, often grow rapidly and tend to have difficulty managing their growth. If we are able to acquire an operating business, we will likely need to expand our management team and other key personnel by recruiting and employing experienced executives and key employees and/or consultants capable of providing the necessary support.

We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could cause us to lose money, and your investment could be lost.

Because we have limited capital, we may need to raise additional capital in the future by issuing debt or equity securities, the terms of which may dilute our current investors and/or reduce or limit their liquidation or other rights.

We may require additional capital to acquire a business. We may not be able to obtain additional capital when required. Future business development activities, as well as administrative expenses such as salaries, insurance, general overhead, legal and compliance expenses, and accounting expenses, will require a substantial amount of additional capital. The terms of securities we issue in future capital raising transactions may be more favorable to new investors and may include liquidation preferences, superior voting rights, or the issuance of other derivative securities, which could have a further dilutive effect on or subordinate the rights of our current investors. Any additional capital raised through the sale of equity securities will likely dilute the ownership percentage of our shareholders. Additionally, any debt securities we issue would likely create a liquidation preference superior to that of our current investors and, if convertible into shares of common stock, would also pose the risk of dilution.

We may be unable to obtain necessary financing if and when required.

Our ability to obtain financing, if and when necessary, may be impaired by such factors as the capital markets (both in general and in the particular industry or industries in which we may choose to operate), our limited operating history, and current lack of operations, the national and global economies, and the condition of the market for microcap securities. Further, economic downturns such as the current global depression caused by the COVID-19 pandemic may increase our requirements for capital, particularly if such economic downturn persists for an extended period of time or after we have acquired an operating entity, and may limit or hinder our ability to obtain the funding we require. If the amount of capital we are able to raise from financing activities, together with any revenues we may generate from future operations, is not sufficient to satisfy our capital needs, we may be required to discontinue our development or implementation of a business plan, cancel our search for business opportunities, cease our operations, divest our assets at unattractive prices or obtain financing on unattractive terms. If any of the foregoing should happen, our shareholders could lose some or all of their investment.

Because we are still developing our business plan, we do not have any agreement for a business combination.

We have no current arrangement, agreement or understanding with respect to engaging in a business combination with any specific entity. We may not be successful in identifying and evaluating a suitable acquisition candidate or in consummating a business combination. We are neutral as to what industry or segment for any target company. We have not established specific metrics and criteria we will look for in a target company, and if and when we do we may face difficulty reaching a mutual agreement with any such entity, including in light of market trends and forces beyond our control. Given our early-stage status, there is considerable uncertainty and therefore inherent risk to investors that we will not succeed in developing and implementing a viable business plan.

The COVID-19 pandemic could materially adversely affect our financial condition, future plans and results of operations.

This COVID-19 pandemic has had a significant adverse effect on the economy in the United States and on most businesses. The Company is not able to predict the ultimate impact that COVID -19 will have on its business; however, if the pandemic and government action in response thereto impose limitations on our operations or result in a prolonged economic recession or depression, the Company’s development and implementation of its business plan and our ability to commence and grow our operations, as well as our ability to generate material revenue therefrom, will be hindered, which would have a material negative impact on the Company’s financial condition and results of operations.

Because we are dependent upon Grant Casey, our Chief Executive Officer and sole director to manage and oversee our Company, the loss of him could adversely affect our plan and results of operations.

We currently have a principal executive officer and director, Grant Casey, who manages the Company and is presently evaluating a viable plan for our future operations. We will rely solely on his judgment in connection with selecting a target company and the terms and structure of any resulting business combination. The loss of our Chief Executive Officer, could delay or prevent the achievement of our business objectives, which could have a material adverse effect upon our results of operations and financial position. Further, because Mr. Casey serves as Chief Executive Officer and sole director and also holds a controlling interest in the Company’s common stock, our other shareholders will have limited ability to influence the Company’s direction or management.

In addition, although not likely, the officers and directors of an acquisition candidate may resign upon completion of a combination with their business. The departure of a target’s key personnel could negatively impact the operations and prospects of our post- combination business. The role of a target’s key personnel upon the completion of the transaction cannot be ascertained at this time. Although we contemplate that certain or all members of a target’s management team may remain associated with the target following a change of control thereof, there can be no assurance that all of such target’s management team will decide to remain in place. The loss of key personnel, either before or after a business combination and including management of either us or a combined entity could negatively impact the operations and profitability of our business.

Risks Related to a Potential Business Acquisition

We may encounter difficulty locating and consummating a business combination, including as a result of the competitive disadvantages we have.

We expect to face intense competition in our search for a revenue-producing business to combine with or acquire. Given the current economic climate, venture capital firms, larger companies, blank check companies such as special purpose acquisition companies and other investors are purchasing operating entities or the assets thereof in high volumes and at relatively discounted prices. These parties may have greater capital or human resources than we do and/or more experience in a particular industry within which we choose to search. Most of these competitors have a certain amount of liquid cash available to take advantage of favorable market conditions for prospective business purchaser such as those caused by the recent pandemic. Any delay or inability to locate, negotiate and enter into a business combination as a result of the relative illiquidity of our current asset or other disadvantages we have relative to our competitors could cause us to lose valuable business opportunities to our competitors, which would have a material adverse effect on our business.

We may expend significant time and capital on a prospective business combination that is not ultimately consummated.

The investigation of each specific target business and any subsequent negotiation and drafting of related agreements, SEC disclosure and other documents will require substantial amounts of management’s time and attention and material additional costs in connection with outsourced services from accountants, attorneys, and other professionals. We will likely expend significant time and resources searching for, conducting due diligence on, and negotiating transaction terms in connection with a proposed business combination that may not ultimately come to fruition. In such event, all of the time and capital resources expended by the Company in such a pursuit may be lost and unrecoverable by the Company or its shareholders. Unanticipated issues which may be beyond our control or that of the seller of the applicable business may arise that force us to terminate discussions with a target company, such as the target’s failure or inability to provide adequate documentation to assist in our investigation, a party’s failure to obtain required waivers or consents to consummate the transaction as required by the inability to obtain the required audits, applicable laws, charter documents and agreements, the appearance of a competitive bid from another prospective purchaser, or the seller’s inability to maintain its operations for a sufficient time to allow the transaction to close. Such risks are inherent in any search for a new business and investors should be aware of them before investing in an enterprise such as ours.

Conflicts of interest may arise between us and our shareholders, directors, or management, which may have a negative impact on our ability to consummate a business combination or favorable terms or generate revenue.

Our Chief Executive Officer, Mr. Casey, is not required to commit his full time to our affairs, which may result in a conflict of interest in allocating his time between managing the Company and other businesses in which he is or may be involved. We do not intend to have any employees prior to the consummation of a business combination. Mr. Casey is not obligated to contribute any specific number of hours to our affairs, and he may engage in other business endeavors while he provides consulting services to the Company. If any of his other business affairs require him to devote substantial amounts of time to such matters, it could materially limit his ability to devote his time and attention to our business which could have a negative impact on our ability to consummate a business combination or generate revenue.

It is possible that we obtain an operating company in which a director or officer of the Company has an ownership interest in or that he or she is an officer, director, or employee of. If we do obtain any business affiliated with an officer or director, such business combination may be on terms other than what would be arrived at in an arms-length transaction. If any conflict of interest arises, it could adversely affect a business combination or subsequent operations of the Company, in which case our shareholders may see diminished value relative to what would have been available through a transaction with an independent third party.

We may engage in a business combination that causes tax consequences to us and our shareholders.

Federal and state tax consequences will, in all likelihood, be a significant factor in considering any business combination that we may undertake. Under current federal law, such transactions may be subject to significant taxation to the buyer and its shareholders under applicable federal and state tax laws. While we intend to structure any business combination so as to minimize the federal and state tax consequences to the extent practicable in accordance with our business objectives, there can be no assurance that any business combination we undertake will meet the statutory or regulatory requirements of a tax-free reorganization or similar favorable treatment or that the parties to such a transaction will obtain the tax treatment intended or expected upon a transfer of equity interests or assets. A non-qualifying reorganization, combination or similar transaction could result in the imposition of significant taxation, both at the federal and state levels, which may have an adverse effect on both parties to the transaction, including our shareholders.

It is unlikely that our shareholders will be afforded any opportunity to evaluate or approve a business combination.

It is unlikely that our shareholders will be afforded the opportunity to evaluate and approve a proposed business combination. In most cases, business combinations do not require shareholder approval under applicable law, and our Articles of Incorporation and Bylaws do not afford our shareholders with the right to approve such a transaction. Further, Mr. Casey, our Chief Executive Officer and sole director, owns the vast majority of our outstanding common stock. Accordingly, our shareholders will be relying almost exclusively on the judgement of our board of directors (“Board”) and Chief Executive Officer and any persons on whom they may rely with respect to a potential business combination. In order to develop and implement our business plan, may in the future hire lawyers, accountants, technical experts, appraisers, or other consultants to assist with determining the Company’s direction and consummating any transactions contemplated thereby. We may rely on such persons in making difficult decisions in connection with the Company’s future business and prospects. The selection of any such persons will be made by our Board, and any expenses incurred or decisions made based on any of the foregoing could prove to be adverse to the Company in hindsight, the result of which could be diminished value to our shareholders.

Because our search for a business combination is not presently limited to a particular industry, sector or any specific target businesses, prospective investors will be unable to evaluate the merits or risks of any particular target business’s operations until such time as they are identified and disclosed.

We are still determining the Company’s business plan, and we may seek to complete a business combination with an operating entity in any number of industries or sectors. Because we have not yet entered into any letter of intent or agreement to acquire a particular business, prospective investors currently have no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition, prospects or other metrics or qualities they deem appropriate in considering to invest in the Company. Further, if we complete a business combination, we may be affected by numerous risks inherent in the operations of the business we acquire. For example, if we acquire a financially unstable business or an entity lacking an established operating history, we may be affected by the risks inherent in the business and operations of a new business or a development stage entity. Although our management intends to evaluate and weigh the merits and risks inherent in a particular target business and make a decision based on the Company and its shareholders’ interests, there can be no assurance that we will properly ascertain or assess all the significant risks inherent in a target business, that we will have adequate time to complete due diligence or that we will ultimately acquire a viable business and generate material revenue therefrom. Furthermore, some of these risks may be outside of our control and leave us with no ability to reduce the likelihood that those risks will adversely impact a target business or mitigate any harm to the Company caused thereby. Should we select a course of action, or fail to select a course of action, that ultimately exposes us to unknown or unidentified risks, our business will be harmed and you could lose some or all of your investment.

As a blank check company, we must comply with Rule 419 of the Securities Act if we undertake an offering of our common stock.

The Securities Act defines a “blank check company” as a development stage company that has no specific business plan or purpose whose business plan is to merge with an unidentified company or companies. Thus, we are a blank check company. Rule 419 of the Securities Act requires, in the case of a registered offering of our common stock, that we undertake certain procedural steps before any shares of stock or the proceeds of the offering are released. Such requirements include:

●	Depositing the net offering proceeds in escrow until an acquisition has been completed;

●	Depositing all securities sold in the public offering into escrow until the acquisition has been completed;

●	Giving public shareholders an opportunity to consider any proposed acquisition and a chance to either approve the transaction and retain their shares or get at least 90% of their funds returned from the escrow.

The need to comply with the provisions of Rule 419 could deter a target company from seeking to complete a transaction with us.

As a shell company, we are not eligible to rely upon Form S-8 to issue our securities and are subject to enhanced reporting requirements.

As a shell company we are not eligible to rely upon Form S-8 to issue securities. Further, as a blank check we are subject to enhanced specific reporting requirements, including requirements as to the information to be disclosed in connection with any public offering of our securities as specified in Rule 419. These enhanced disclosure provisions and the rights to be provided to any purchaser in a public offering of our securities impose substantial costs on and impediments to a public offering of our common stock.

Because we are a shell company and have no business, holders of our common stock may not rely upon Rule 144 until disclosure provisions applicable to blank check companies are satisfied.

Rule 144 provides that shares of our common stock may not be sold under Rule 144 until we have ceased to be a shell company and one year has elapsed from the date on which we have filed Form 10 information. Thus, a holder of our common stock may be required to hold his shares indefinitely.

Past performance by our management and their affiliates may not be indicative of future performance of an investment in us.

While our Chief Executive Officer has prior experience in advising businesses, his past performance, the performance of other entities or persons with which he is involved, or the performance of any other personnel we may retain in the future will not necessarily be an indication of either (i) that we will be able to locate a suitable candidate for our initial business combination or (ii) the future operating results of the Company including with respect to any business combination we may consummate. You should not rely on the historical record of him or any other of our personnel or their affiliates’ performance as indicative of our future performance or that an investment in us will be profitable. In addition, an investment in the Company is not an investment in any entities affiliated with our management or other personnel. While management intends to endeavor to locate a viable business opportunity and generate shareholder value, there can be no assurance that we will succeed in this endeavor.

We may seek business combination opportunities in industries or sectors that are outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive opportunity for the Company. Although management intends to endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all the significant risks, or that we will accurately determine the actual value of a prospective operating entity to acquire. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s ability to evaluate and make decisions on behalf of the Company may be limited, or we may make material expenditures on additional personnel or consultants to assist management in the Company’s operations. Investors should be aware that the information contained herein regarding the areas of our management’s expertise will not necessarily be relevant to an understanding of the business that we ultimately elect to acquire. As a result, our management may not be able to adequately ascertain or assess all the significant risks or strategic opportunities that may arise. Accordingly, any shareholders in the Company following a business combination could suffer a reduction in the value of their shares, and any resulting loss will likely not be recoverable.

We may attempt to complete a business combination with a private target company about which little information is available, and such target entity may not generate revenue as expected or otherwise by compatible with us as expected.

In pursuing our search for a business to acquire, we will likely seek to complete a business combination with a privately held company. Very little public information generally exists about private companies, and the only information available to us prior to making a decision may be from documents and information provided directly to us by the target company in connection with the transaction. Such documents or information or the conclusions we draw therefrom could prove to be inaccurate or misleading. As such, we may be required to make our decision on whether to pursue a potential business combination based on limited, incomplete, or faulty information, which may result in our subsequent operations generating less revenue than expected, which could materially harm our financial condition and results of operations.

Our ability to assess the management of a prospective target business may be limited and, as a result, we may acquire a target business whose management does not have the skills, qualifications, or abilities to enable a seamless transition, which could, in turn, negatively impact our results of operations.

When evaluating the desirability of a potential business combination, our ability to assess the target business’s management may be limited due to a lack of time, resources, or information. Our management’s assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities expected. Further, in most cases the target’s management may be expected to want to manage us and replace our Chief Executive Officer. Should the target’s management not possess the skills, qualifications, or abilities necessary to manage a public company or assist with their former entity’s merger or combination into ours, the operations and profitability of the post-acquisition business may be negatively impacted and our shareholders could suffer a reduction in the value of their shares.

Any business we acquire will likely lack diversity of operations or geographical reach, and in such case we will be subject to risks associated with dependence on a single industry or region.

Our search for a business will likely be focused on entities with a single or limited business activity and/or that operate in a limited geographic area. While larger companies have the ability to manage their risk by diversifying their operations among different industries and regions, smaller companies such as ours and the entities we anticipate reviewing for a potential business combination generally lack diversification, in terms of both the nature and geographic scope of their business. As a result, we will likely be impacted more acutely by risks affecting the industry or the region in which we operate than we would if our business were more diversified. In addition to general economic risks, we could be exposed to natural disasters, civil unrest, technological advances, and other uncontrollable developments that will threaten our viability if and to the extent our future operations are limited to a single industry or region. If we do not diversify our operations, our financial condition and results of operations will be at risk.

Changes in laws or regulations, or a failure to comply with the laws and regulations applicable to us, may adversely affect our business, ability to negotiate and complete a business combination, and results of operations.

We are subject to laws and regulations enacted by federal, state, and local governments. In addition to SEC regulations, any business we acquire in the future may be subject to substantial legal or regulatory oversight and restrictions, which could hinder our growth and expend material amounts on compliance. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application by courts and administrative judges may also change from time to time, and any such changes could be unfavorable to us and could have a material adverse effect on our business, investments, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could result in material defense or remedial costs and/or damages have a material adverse effect on our financial condition.

Risks Related to Our common stock

Due to factors beyond our control, our stock price may be volatile.

There is currently a limited market for our common stock, and there can be no guarantee that an active market for our common stock will develop, even if we are successful in consummating a business combination. Recently, the price of our common stock has been volatile for no reason. Further, even if an active market for our common stock develops, it will likely be subject to by significant price volatility when compared to more seasoned issuers. We expect that the price of our common stock will continue to be more volatile than more seasoned issuers for the foreseeable future. Fluctuations in the price of our common stock can be based on various factors in addition to those otherwise described in this Report, including:

●	General speculative fever;

●	A prospective business combination and the terms and conditions thereof;

●	The operating performance of any business we acquire, including any failure to achieve material revenues therefrom;

●	The performance of our competitors in the marketplace, both pre- and post-combination;

●	The public’s reaction to our press releases, SEC filings, website content and other public announcements and information;

●	Changes in earnings estimates of any business that we acquire or recommendations by any research analysts who may follow us or other companies in the industry of a business that we acquire;

●	Variations in general economic conditions, including as may be caused by uncontrollable events such as the COVID-19 pandemic and the resulting decline in the economy;

●	The public disclosure of the terms of any financing we disclose in the future;

●	The number of shares of our common stock that are publicly traded in the future;

●	Actions of our existing shareholders, including sales of common stock by our then directors and then executive officers or by significant investors; and

●	The employment or termination of key personnel.

Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of whether we can consummate a business combination and of our current or subsequent operating performance and financial condition. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

Because trading in our common stock is so limited, investors who purchase our common stock may depress the market if they sell common stock.

Our common stock trades on the OTC Pink Market, the successor to the pink sheets. The OTC Pink Market generally is illiquid and most stocks traded there are of companies that are not required to file reports with the SEC under the Exchange Act. Our common stock itself infrequently trades.

The market price of our common stock may decline if a substantial number of shares of our common stock are sold at once or in large blocks

Presently the market for our common stock is limited. If an active market for our shares develops in the future, some or all of our shareholders may sell their shares of our common stock which may depress the market price. Any sale of a substantial number of these shares in the public market, or the perception that such a sale could occur, could cause the market price of our common stock to decline, which could reduce the value of the shares held by our other shareholders.

Future issuance of our common stock could dilute the interests of our existing shareholders, particularly in connection with an acquisition and any resulting financing.

We may issue additional shares of our common stock in the future. The issuance of a substantial amount of our common stock could substantially dilute the interests of our shareholders. In addition, the sale of a substantial amount of common stock in the public market, either in the initial issuance or in a subsequent resale by the target company in a business combination which received our common stock as consideration or by investors who has previously acquired such common stock could have an adverse effect on the market price of our common stock.

Under our Articles of Incorporation, our Board of Directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to adversely affect stockholder voting power and perpetuate the board’s control over our company.

Our Board of Directors by resolution may authorize the issuance of up to 50 million shares of preferred stock in one or more series with such limitations and restrictions as it may determine, in its sole discretion, with no further authorization by security holders required for the issuance of such shares. The Board may determine the specific terms of the preferred stock, including designations; preferences; conversions rights; cumulative, relative; participating; and optional or other rights, including voting rights; qualifications; limitations; or restrictions of the preferred stock.

The issuance of preferred stock may adversely affect the voting power and other rights of the holders of common stock. Preferred stock may be issued quickly with terms calculated to discourage, make more difficult, delay or prevent a change in control of our company or make removal of management more difficult. As a result, the Board of Directors’ ability to issue preferred stock may discourage the potential hostile acquirer, possibly resulting in beneficial negotiations. Negotiating with an unfriendly acquirer may result in terms more favorable to us and our stockholders. Conversely, the issuance of preferred stock may adversely affect the market price of, and the voting and other rights of the holders of the common stock.

Due to recent changes to Rule 15c2-11 under the Securities Exchange Act of 1934, our common stock may become subject to limitations or reductions on stock price, liquidity, or volume.

On September 16, 2020, the SEC adopted amendments to Rule 15c2-11 under the Securities Exchange Act of 1934 (the “Exchange Act”). This Rule applies to broker-dealers who quote securities listed on over-the-counter markets such as our common stock. The Rule as amended prohibits broker-dealers from publishing quotations on OTC markets for an issuer’s securities unless they are based on current publicly available information about the issuer. When it becomes effective, the amended Rule will also limit the Rule’s “piggyback” exception, which allows broker-dealers to publish quotations for a security in reliance on the quotations of a broker-dealer that initially performed the information review required by the Rule, to issuers with current publicly available information or issuers that are up-to-date in their Exchange Act reports. As of this date, we are uncertain as what actual effect the Rule may have on us.

The Rule changes could harm the liquidity and/or market price of our common stock by either preventing our shares from being quoted or driving up our costs of compliance. Because we are a voluntary filer under Section 15(d) of the Exchange Act and not a public reporting company, the practical impact of these changes is to require us to maintain a level of periodic disclosure we are not presently required to maintain, which would cause us to incur material additional expenses. Further, if we cannot or do not provide or maintain current public information about our company, our stockholders may face difficulties in selling their shares of our common stock at desired prices, quantities, or times, or at all, as a result of the amendments to the Rule.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES

The Company’s principal business and corporate address is 7121 West Craig Road #113-38, Las Vegas, NV 89129.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is not listed on any securities exchange and is quoted on the OTC Pink Market under the symbol “WLYW.” Only a sporadic and highly limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder in all likelihood will be unable to resell his securities in our company. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops

The following table reflects the high and low closing sales information for our common stock for each fiscal quarter during the fiscal years ended September 30, 2020, and September 30, 2019. This information was obtained from OTC Pink and reflects inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED SEPTEMBER 30, 2020:
First Quarter	$0.0053	$0.0016
Second Quarter	$0.0038	$0.0025
Third Quarter	$0.0038	$0.0023
Fourth Quarter	$0.0031	$0.0023

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED SEPTEMBER 30, 2019:
First Quarter	$0.0025	$0.0015
Second Quarter	$0.0024	$0.0015
Third Quarter	$0.0030	$0.0017
Fourth Quarter	$0.0034	$0.0020

Holders

As of September 1, 2021, there were 73 shareholders of record of the Company’s common stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is VStock Transfer LLC,18 Lafayette Place, Woodmere, NY 11598, (212)-828-8436.

Dividends

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

Unregistered Sales of Equity Securities

We have previously disclosed all sales of securities without registration under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The Company has no operations or revenue as of the date of this Report. We are currently in the process of developing a business plan. management intends to explore and identify viable business opportunities within the U.S. including seeking to acquire a business in a reverse merger. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. For more information about the risk of Covid-19 on our business, see Item 1.A. - “Risk Factors”.

Plan of Operation

The Company has no operations from a continuing business other than the expenditures related to running the Company, and has no revenue from continuing operations as of the date of this Report.

Management intends to explore and identify business opportunities within the U.S., including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our Chief Executive Officer has experience in business consulting, although no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. For more information about the risk of coronavirus on our business, see Item 1A “Risk Factors.”

We do not currently engage in any business activities that provide revenue or cash flow. During the next 12 month period we anticipate incurring costs in connection with investigating, evaluating, and negotiating potential business combinations, filing SEC reports, and consummating an acquisition of an operating business.

Given our limited capital resources, we may consider a business combination with an entity which has recently commenced operations, is a developing company or is otherwise in need of additional funds for the development of new products or services or expansion into new markets, or is an established business experiencing financial or operating difficulties and is in need of additional capital. Alternatively, a business combination may involve the acquisition of, or merger with, an entity which desires access to the U.S. capital markets.

As of the date of this Report, our management has not had any discussions with any representative of any other entity regarding a potential business combination. Any target business that is selected may be financially unstable or in the early stages of development. In such event, we expect to be subject to numerous risks inherent in the business and operations of a financially unstable or early stage entity. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk or in which our management has limited experience, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that we will likely only be able to effect one business combination due to our limited capital. This lack of diversification will likely pose a substantial risk in investing in the Company for the indefinite future because it will not permit us to offset potential losses from one venture or operating territory against gains from another. The risks we face will likely be heightened to the extent we acquire a business operating in a single industry or geographical region.

We anticipate that the selection of a business combination will be a complex and risk-prone process. Because of general economic conditions, including unfavorable conditions caused by the coronavirus pandemic, rapid technological advances being made in some industries and shortages of available capital, management believes that there are a number of firms seeking business opportunities at this time at discounted rates with which we will compete. We expect that any potentially available business combinations may appear in a variety of different industries or regions and at various stages of development, all of which will likely render the task of comparative investigation and analysis of such business opportunities extremely difficult and complicated. Once we have developed and begun to implement our business plan, management intends to fund our working capital requirements through a combination of our existing funds and future issuances of debt or equity securities. Our working capital requirements are expected to increase in line with the implementation of a business plan and commencement of operations.

Based upon our current operations, we do not have sufficient working capital to fund our operations over the next 12 months. If we are able to close a reverse merger, it is likely we will need capital as a condition of closing that acquisition. Because of the uncertainties, we cannot be certain as to how much capital we need to raise or the type of securities we will be required to issue. In connection with a reverse merger, we will be required to issue a controlling block of our securities to the target’s shareholders which will be very dilutive.

Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences, or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

We anticipate that we will incur operating losses in the next 12 months, principally costs related to our being obligated to file reports with the SEC. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, an evolving and unpredictable business model, recognition of revenue sources, and the management of growth. To address these risks, we must, among other things, develop, implement, and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain, and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition, and results of operations.

Limited Operating History

We have generated limited financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

COVID-19 Update

To date, the COVID-19 pandemic has not had a material impact on the Company, particularly due to our current lack of operations. The pandemic may, however, have an impact on our ability to evaluate and acquire an operating entity through a reverse merger or otherwise. See Item 1A “Risk Factors” for more information.

Off Balance Sheet Arrangements

As of the date of this Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent registered public accounting firm auditors’ report accompanying our September 30, 2020 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Wally World Media, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Wally World Media, Inc. (the “Company”) as of September 30, 2020, the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2021

Lakewood, CO

September 27, 2021

Wally World Media, Inc.

Balance Sheet

As of
September 30,
2020

Assets
Total Assets	$-

Liabilities and Stockholders’ Equity
Current Liabilities:
Total current liabilities	-

Total Liabilities	-

Commitments and Contingencies	-

Stockholders’ Equity:
Preferred Stock, $0.0001 par value; 50,000,000 shares authorized, 0 issued and outstanding with liquidation preference of $0 as of September 30, 2020.	-
Common stock, $0.0001 par value; 500,000,000 shares authorized, 40,413,033 shares issued and outstanding as of September 30, 2020.	4,041
Additional paid-in capital	2,681,671
Accumulated deficit	(2,685,712)
Total stockholders’ equity	-

Total Liabilities and Stockholders’ Equity	$-

Wally World Media, Inc.

Statement of Operations

For the
Year Ended
September 30,
2020

Revenue	$-

Operating Expenses:
General and administrative expenses	-
Total operating expenses	-

(Loss) from Operations	-

Other Expense:
Other (expense) net	-

Income (loss) before provision for income taxes	-
Tax provision	-
Net (Loss)	-

Net Loss per share (basic and diluted)	$-
Weighted Average Shares Outstanding	40,413,033

F-3

Wally World Media, Inc.

Statement of Changes in Stockholders’ Equity For the Year Ended September 30, 2020

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, September 30, 2019	-	$-	40,413,033	$4,041	2,681,671	$(2,685,712)	$-

Net (loss)						-	-
Balance, September 31, 2020	-	$-	40,413,033	$4,041	2,681,671	$(2,685,712)	$-

Wally World Media, Inc.

Statement of Cash Flows

For the
Year Ended
September 30,
2020

Cash Flows from Operating Activities
Net (Loss)	$-
Adjustments to reconcile net income to net cash provided by (used for) operating activities	-
Net cash (used for) operating activities	-

Cash Flows from Investing Activities
Net cash (used for) investing activities	-

Cash Flows from Financing Activities
Net cash (used for) financing activities	-

Net increase (decrease) in cash	-
Cash at the beginning of the period	-
Cash at the end of the period	$-

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-
Cash paid for taxes	$-

NOTES TO FINANCIAL STATEMENTS AS OF AND FOR THE YEAR ENDED SEPTEMBER 30, 2020

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Wally World Media, Inc. (“the Company”, “WLYW”, “we” “us”) was incorporated in the State of Nevada on May 17, 2012. The Company was originally engaged in social media software and mobile app development.

The Company developed a social media website that we refer to as “YouPop.” Our “YouPop” platform launched for public use in April 2013. On March 19, 2014, we launched reShoot™, a free mobile video camera app for Apple’s iPhone and iPad. reShoot features patent-pending “on the fly” video editing technology to rewind and re-shoot unwanted portions of video. On July 31, 2014, we launched the Emoji Cam Photo & Video Camera app for Apple’s iPhone and iPad.

The Company has been inactive since December 2015.

The Company had abandoned its business and failed to take steps to dissolve, liquidate and distribute its assets. It had also failed to meet the required reporting requirements with the Nevada Secretary of State, hold an annual meeting of stockholders and pay its annual franchise tax from 2015 to 2021 which resulted in its Nevada corporate charter being revoked. The Company also failed to provide adequate current public information during this time.

On June 29, 2021, the Eight Judicial District Court of Nevada appointed Shareholders First LLC as custodian for Wally World Media, Inc., Case Number: A-21-834721-P, proper notice having been given to the officers and directors of Wally World Media, Inc. There was no opposition.

On June 30, 2021, the Company filed a certificate of revival with the Nevada Secretary of State, appointing Grant Casey as, President, Secretary, Treasurer, Director, and also appointing Geoffrey Chan as Director.

The Company’s fiscal year-end is September 30.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification TM” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of September 30, 2020, the Company had no cash and an accumulated deficit of $2,685,712.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Recently the Company being funded by Grant Casey who extended interest-free demand loans to the Company. Historically, the Company raised capital through private placements, to finance working capital needs and may attempt to raise capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to so until its operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2020, the Company had no cash on hand.

Income taxes

The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company assesses the validity of its conclusions regarding uncertain tax positions quarterly to determine if facts or circumstances have arisen that might cause it to change its judgment regarding the likelihood of a tax position’s sustainability under audit.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that impact the Company’s operations.

NOTE 3 – EQUITY

Preferred stock

The Company authorized 50,000,000 preferred shares of $0.0001 par value. Preferred shares may be designated by the Company’s board of directors. There were no shares designated as of September 30, 2020.

Common stock

The Company has authorized 500,000,000 shares of $0.0001 par value, common stock. As of September 30, 2020, there were 40,413,033 shares of common stock issued and outstanding.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments or contingencies as of September 30, 2020.

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal years ended September 30, 2019 and 2018.

NOTE 5 – SUBSEQUENT EVENTS

On June 29, 2021 as a result of a custodianship proceeding in Clark County, Nevada, Case Number: A-21-834721-P Shareholders First LLC (“Custodian”) was appointed custodian of Wally World Media, Inc. (the “Company”). On the same date Custodian appointed Grant Casey as the Company’s President, Chief Executive Officer, Treasurer, Secretary, Chief Financial Officer and Chairman of the Board of Directors, and also appointed Geoffrey Chan as a director for the Company.

On June 30, 2021, the Company filed a certificate of revival with the Nevada Secretary of State, appointing Grant Casey as, President, Secretary, Treasurer, Director, and also appointing Geoffrey Chan as Director.

On July 16, 2021, the Company issued 290,070,000 shares of common stock at par value $0.0001 to repay Shareholders First LLC’s Chief Executive Member, Grant Casey, for the $29,007 he spent to bring the Company into good standing with the Nevada Secretary of State, remit payment of all unpaid invoices and obtain the services of the Company’s transfer agent, engage counsel and an accountant to assist the Company to become current in its public disclosure requirements, among other actions taken on behalf of the Company’s shareholders

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of September 30, 2020, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

●	The Company does not have sufficient segregation of duties within accounting functions due to only having one officer and limited resources.

●	The Company does not have an independent board of directors or an audit committee.

●	The Company does not have written documentation of our internal control policies and procedures.

●	All of the Company’s financial reporting is carried out by a financial consultant.

We plan to rectify these weaknesses by implementing an independent board of directors, establishing written policies and procedures for our internal control of financial reporting, and hiring additional accounting personnel at such time as we complete a reverse merger or similar business acquisition.

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names and positions of our executive officers and directors. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name	Age	Position
Grant Casey	27	President and Director
Geoffrey Chan	28	Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Grant Casey, President and Director

Grant Casey, 27, has been President and Chairman of the Company since June 30, 2021. Grant Casey is a private investor. Briefly during 2018, Mr. Casey was a Managing Member at BlockTerra Capital, LLC. From 2018 to 2020, Mr. Casey worked as a paid consultant for several small to mid-sized public and private companies, where he assisted in performing due diligence, merger negotiations, and general business consulting. Since June 2019, Mr. Casey has been the Chief Executive Member of Shareholders First LLC, which focuses on shareholder advocacy and specializes in active investing in distressed public companies. Mr. Casey holds a B.S. in Economics – Management Science from the University of California, San Diego.

Geoffrey Chan, Director

Geoffrey Chan, 28, is a private investor and Managing Member of Shareholders First LLC. In 2017 Mr. Chan began his career as a staff accountant in the healthcare industry and later moved on to a controller position at Unite4, LLC from 2018 through 2019. In addition to serving as Managing Member of Shareholders First LLC, Mr. Chan is currently providing management consulting for multiple California-based startups. Mr. Chan holds a B.A. in International Business from the University of California, San Diego. Mr. Chan also holds an MBA and certification in Strategy and Management Consulting from the University of Southern California – Marshall School of Business.

Family Relationships

There are no family relationships among any of our officers or directors.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board following the next annual meeting of stockholders and until their successors have been elected and qualified.

Audit Committee

We do not have any committees of the Board as we only have one director.

Director Independence

We do not currently have any independent directors. We evaluate independence by the standards for director independence established by Marketplace Rule 5605(a)(2) of the Nasdaq Stock Market, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires that executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes of ownership with the SEC within specified due dates. These persons are required by SEC regulations to furnish the Company with copies of all such reports they file. In light of the lack of periodic reports being filed by prior management of the Company we are not aware of whether all of our executive officers, directors and 10% stockholders timely filed all required reports under Section 16(a) in a timely manner with respect to our fiscal year ended September 30, 2020.

Corporate Governance

Due to its size, at this time the Company does not have a nominating nor audit committee of the board of directors. The board of Directors consists of two directors. The Company receives no revenues. At such time that the Company has a larger board of directors and generates revenue, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Accordingly, the Company does not have an audit committee financial expert.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal year ended September 30, 2020 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

We did not pay any compensation to our Chief Executive Officers (the “Named Executive Officers”) during the last two fiscal years.

Named Executive Officer Employment Agreements

None.

Termination Provisions

As of the date of this Report, we have no contract, agreement, plan, or arrangement, whether written or unwritten, that provides for payments to a Named Executive Officer at, following, or in connection with any termination, including without limitation resignation, severance, retirement or a constructive termination of a Named Executive Officer, or a change in control of the Company or a change in the Named Executive Officer’s responsibilities, with respect to each Named Executive Officer.

Outstanding Equity Awards at Fiscal Year End

As of September 30, 2020 none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

Director Compensation

To date, we have not paid our director any compensation for services on our Board.

Equity Compensation Plan Information

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended September 30, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of September 1, 2021, held by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding common stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group based upon 330,483,033 shares outstanding.

Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Grant Casey, Chief Executive Officer and Director (2) 7121 West Craig Road, #113-38 Las Vegas, NV 89129	291,145,904	88.097%

Geoffrey Chan, Director 7121 West Craig Road, #113-38 Las Vegas, NV 89129	493,000	Less than 1%

All Executive Officers and Directors as a group (2 persons)	291,638,904	88.246%

Other 5% Shareholders

(1)	Based on 330,483,033 shares of common stock outstanding as of September 1, 2021.

(2)	Grant Casey is the beneficial owner of 1,075,904 shares which are held in “street name” on the books and records of the Company’s stockholders. Also includes 290,070,000 common shares held in “Restricted Book” form.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

September 30, 2020
Audit fees	$-
Total fees paid or accrued to our principal accountant	$-

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

a.Consolidated Financial Statements

The financial statements are filed as part of this Annual Report on Form 10-K under “Item 8. Financial Statements and Supplementary Data.”

b.Financial Statement Schedules

The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

c.Exhibits

The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Section 1350 Certification of the Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herein.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wally World Media, Inc.

By:	/s/ Grant Casey
Name:	Grant Casey
Title:	President/Chief Financial Officer
September 27, 2021

