Form 10-Q
period 2020-12-31
Wally World Media, Inc
filed 2021-10-20
CIK 1555214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or
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

Common Stock, par value $0.0001

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒. No ☐.

As of September 1, 2021, there were 330,483,033 shares of the registrant’s common stock outstanding.

2

Part I Financial Information

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to: our ability to consummate the Merger, as such term is defined below; the continued services of the Custodian as such term is defined below; our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to: the risks of limited management, labor, and financial resources; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable.

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

CERTAIN TERMS USED IN THIS REPORT

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to Wally World Media, Inc. a Nevada corporation unless the context requires otherwise.

3

Item 1. Financial Statements

4

WALLY WORLD MEDIA, INC.
BALANCE SHEETS
(Unaudited)

	As of
	December 31,	September 30,
	2020	2020
	(Unaudited)

Assets
Total Assets	$-	$-

Liabilities and Stockholders’ Equity
Current Liabilities:
Total current liabilities	-	-

Total Liabilities	-	-

Commitments and Contingencies	-	-

Stockholders’ Equity:
Preferred Stock, $0.0001 par value; 50,000,000 shares authorized, 0 and 0 issued and outstanding with liquidation preference of $0 and $0 as of December 31, 2020 and September 30, 2020, respectively.	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized, 40,413,033 and 40,413,033 shares issued and outstanding as of, December 31, 2020 and September 30, 2020, respectively.	4,041	4,041
Additional paid-in capital	2,681,671	2,681,671
Accumulated deficit	(2,685,712)	(2,685,712)
Total stockholders’ equity	-	-

Total Liabilities and Stockholders’ Equity	$-	$-

The accompanying notes are an integral part of these financial statements.

WALLY WORLD MEDIA, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended
December 31,
	2020	2019
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Operating Expenses:
General and administrative expenses	-	-
Total operating expenses	-	-

(Loss) from Operations	-	-

Other Expense:
Other (expense) net	-	-

Income (loss) before provision for income taxes	-	-
Tax provision	-	-
Net (Loss)	-	-

Net Loss per share (basic and diluted)	$-	$-
Weighted Average Shares Outstanding	40,413,033	40,413,033

The accompanying notes are an integral part of these financial statements.

WALLY WORLD MEDIA, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended December 31, 2020
(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, September 30, 2020	-	$-	40,413,033	$4,041	2,681,671	$(2,685,712)	$-

Net (loss)						-	-
Balance, December 31, 2020	-	$-	40,413,033	$4,041	2,681,671	$(2,685,712)	$-

The accompanying notes are an integral part of these financial statements.

WALLY WORLD MEDIA, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended December 31, 2019
(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, September 30, 2019	-	$-	40,413,033	$4,041	2,681,671	$(2,685,712)	$-

Net (loss)						-	-
Balance, December 31, 2019	-	$-	40,413,033	$4,041	2,681,671	$(2,685,712)	$-

The accompanying notes are an integral part of these financial statements.

WALLY WORLD MEDIA, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended
December 31,
	2020	2019
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net (Loss)	$-	$-
Adjustments to reconcile net income to net cash provided by (used for) operating activities	-	-
Net cash (used for) operating activities	-	-

Cash Flows from Investing Activities
Net cash (used for) investing activities	-	-

Cash Flows from Financing Activities
Net cash (used for) financing activities	-	-

Net increase (decrease) in cash	-	-
Cash at the beginning of the period	-	-
Cash at the end of the period	$-	$-

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements

WALLY WORLD MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization and Description of Business

Wally World Media, Inc. (“the Company”, “WLYW”, “we” “us”) was incorporated in the State of Nevada on May 17, 2012. We were initially a start-up business, engaged primarily in social media software and mobile app development. The Company developed a social media website that we refer to as “YouPop.” Our “YouPop” platform launched for public use in April 2013. On March 19, 2014, we launched reShoot™, a free mobile video camera app for Apple’s iPhone and iPad. reShoot features patent-pending “on the fly” video editing technology to rewind and re-shoot unwanted portions of video. On July 31, 2014, we launched the Emoji Cam Photo & Video Camera app for Apple’s iPhone and iPad.

The Company has been inactive since December 2015.

On June 29, 2021, as the result of a custodianship proceeding in the Eighth Judicial District Court of Clark County, Nevada, Case Number: A-21-834721-P, Shareholders First LLC (“Custodian”) was appointed custodian of Wally World Media, Inc. On the same date Custodian appointed Grant Casey as the Company’s President, Chief Executive Officer, Treasurer, Secretary, Chief Financial Officer and Chairman of the Board of Directors, and appointed Geoffrey Chan as a Director for the Company.

The Company’s fiscal year-end is September 30.

Critical accounting policies and estimates

Our unaudited financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, our commitments to strategic alliance partners and the timing of the achievement of collaboration milestones. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The Company is a development stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, and research into products which may become part of the Company’s product portfolio. The Company has not realized significant sales through since inception. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and, even if planned principal operations have commenced, revenues are insignificant.

The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 2. Summary of significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

Management’s Representation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto at September 30, 2020 as presented in the Company’s Annual Report on Form 10-K.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of December 31 2020, the Company had no cash and an accumulated deficit of $2,685,712.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of December 31 and September 30, 2020, the Company had no cash on hand.

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

Note 3. Related Party Transactions

During the three months ended December 31, 2020, there were no related party transactions.

Note 4. Equity

Preferred stock

The Company authorized 50,000,000 preferred shares of $0.0001 par value. Preferred shares may be designated by the Company’s board of directors. There were no shares designated as of December 31, 2020.

Common stock

The Company has authorized 500,000,000 shares of $0.0001 par value, common stock. As of December 31, 2020, 40,413,033 shares of common stock were issued and outstanding.

Note 5. Commitments and Contingencies

The Company did not have any contractual commitments as of December 31, 2020 and September 30, 2020.

Note 6. Subsequent Events

On June 29, 2021, as a result of a custodianship proceeding in Clark County, Nevada, Case Number: A-21-834721-P Shareholders First LLC (“Custodian”) was appointed custodian of Wally World Media, Inc. (the “Company”). On the same date Custodian appointed Grant Casey as the Company’s President, Chief Executive Officer, Treasurer, Secretary, Chief Financial Officer and Chairman of the Board of Directors, and also appointed Geoffrey Chan as a Director for the Company.

On June 30, 2021, the Company filed a certificate of revival with the Nevada Secretary of State, appointing Grant Casey as, President, Secretary, Treasurer, Director, and also appointing Geoffrey Chan as Director.

On July 16, 2021, the Company issued Shareholders First LLC’s Chief Executive Member, Grant Casey, 290,070,000 shares of common stock for service performed and as repayment for expenses incurred on behalf of the Company: to bring the Company into good standing with the Nevada Secretary of State, remit payment of all unpaid invoices and obtain the services of the Company’s transfer agent, engage counsel and an accountant to assist the Company to become current in its public disclosure requirements, among other actions taken on behalf of the Company’s shareholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this quarterly report on Form 10-Q is intended to be read with the information contained in our Annual Report on Form 10-K for the year ended September 30, 2021 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our 10-K, dated September 27, 2021 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

Organizational History of the Company and Overview

Overview

Wally World Media, Inc. was incorporated in the State of Nevada on May 17, 2012. The Company was initially a start-up business, working on social media software and mobile app development. The Company developed a social media website that we refer to as “YouPop.” Our “YouPop” platform launched for public use in April 2013. On March 19, 2014, we launched reShoot™, a free mobile video camera app for Apple’s iPhone and iPad. reShoot features patent-pending “on the fly” video editing technology to rewind and re-shoot unwanted portions of video. On July 31, 2014, we launched the Emoji Cam Photo & Video Camera app for Apple’s iPhone and iPad.

The Company has been inactive since December 2015.

No Current Operations

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

Plan of Operation

The Company has no operations from a continuing business other than the expenditures related to running the Company and has no revenue from continuing operations as of the date of this Report.

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

We do not currently engage in any business activities that provide revenue or cash flow. During the next 12-month period we anticipate incurring costs in connection with investigating, evaluating, and negotiating potential business combinations, filing SEC reports, and consummating an acquisition of an operating business.

Given our limited capital resources, we may consider a business combination with an entity which has recently commenced operations, is a developing company or is otherwise in need of additional funds for the development of new products or services or expansion into new markets or is an established business experiencing financial or operating difficulties and is in need of additional capital. Alternatively, a business combination may involve the acquisition of, or merger with, an entity which desires access to the U.S. capital markets.

As of the date of this Report, our management has not had any discussions with any representative of any other entity regarding a potential business combination. Any target business that is selected may be financially unstable or in the early stages of development. In such event, we expect to be subject to numerous risks inherent in the business and operations of a financially unstable or early-stage entity. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk or in which our management has limited experience, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Limited Operating History; Need for Additional Capital

We have generated limited financial history and have not previously demonstrated that we will be able to expand our business. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods. We have not generated any revenue since inception.

If we are unable to meet our needs for cash from either our operations, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or “GAAP.” The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are fully described in Note 2 to our financial statements appearing elsewhere in this Quarterly Report, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

Liquidity and Capital Resources

As of December 31, 2020, the Company has no business operations and no cash resources other than that provided by management. We are dependent upon interim funding provided by management or an affiliated party to pay professional fees and expenses. Our management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by management. As of December 31, 2020, we had $0 in cash.

If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by management and an affiliated party to fulfill its filing obligations under the Exchange Act. At present, the Company has no financial resources to pay for such services.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of an acquisition for an unlimited period of time will be paid from additional money contributed by Grant Casey, our sole officer and Chairman of the Board of Directors, or an affiliated party.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2020. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020, due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in the reports that we file or submit under the Exchange Act have been recorded, processed, summarized and reported accurately. Our management intends to develop procedures to address the current deficiencies to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2020, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the three months ending December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Legal expenses associated with any contingency are expensed as incurred. The Company’s officers and directors are not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject and which would have any material, adverse effect on the Company.

Item 1A. Risk Factors

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the period ended September 30, 2020, which sections are incorporated by reference into this report, as the same may be updated from time to time. Prospective investors are encouraged to consider the risks described in our 2020 Form 10-K, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the September 30, 2020, Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Section 1350 Certification of the Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certification furnished in Exhibits 32.1 hereto is deemed to accompany this Quarterly Report on Form 10-Q and is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wally World Media, Inc.

By:	/s/ Grant Casey
Grant Casey
President/Chief Financial Officer
October 20, 2021

