Form 10-Q
period 2021-03-31
Wally World Media, Inc
filed 2021-10-20
CIK 1555214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

3

Item 1. Financial Statements

4

WALLY WORLD MEDIA, INC.
BALANCE SHEETS
(Unaudited)

	As of
	March 31,	September 30,
	2021	2020
	(Unaudited)

Assets
Total Assets	$-	$-

Liabilities and Stockholders’ Equity
Current Liabilities:
Total current liabilities	-	-

Total Liabilities	-	-

Commitments and Contingencies	-	-

Stockholders’ Equity:
Preferred Stock, $0.0001 par value; 50,000,000 shares authorized, 0 and 0 issued and outstanding with liquidation preference of $0 and $0 as of March 31, 2021 and September 30, 2020, respectively.	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized, 40,413,033 and 40,413,033 shares issued and outstanding as of, March 31, 2021 and September 30, 2020, respectively.	4,041	4,041
Additional paid-in capital	2,681,671	2,681,671
Accumulated deficit	(2,685,712)	(2,685,712)
Total stockholders’ equity	-	-

Total Liabilities and Stockholders’ Equity	$-	$-

The accompanying notes are an integral part of these financial statements.

WALLY WORLD MEDIA, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		December 31,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Operating Expenses:
General and administrative expenses	-	-	-	-
Total operating expenses	-	-	-	-

(Loss) from Operations	-	-	-	-

Other Expense:
Other (expense) net	-	-	-	-

Income (loss) before provision for income taxes	-	-	-	-
Tax provision	-	-	-	-
Net (Loss)	-	-	-	-

Net Loss per share (basic and diluted)	$-	$-	$-	$-
Weighted Average Shares Outstanding	40,413,033	40,413,033	40,413,033	40,413,033

The accompanying notes are an integral part of these financial statements.

WALLY WORLD MEDIA, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY

AS OF AND FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	-	$-	40,413,033	$4,041	2,681,671	$(2,685,712)	$-

Net (loss)						-	-
Balance, March 31, 2020	-	$-	40,413,033	$4,041	2,681,671	$(2,685,712)	$-

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, September 30, 2019	-	$-	40,413,033	$4,041	2,681,671	$(2,685,712)	$-

Net (loss)						-	-
Balance, March 31, 2020	-	$-	40,413,033	$4,041	2,681,671	$(2,685,712)	$-

The accompanying notes are an integral part of these financial statements.

WALLY WORLD MEDIA, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY

AS OF AND FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2021
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	-	$-	40,413,033	$4,041	2,681,671	$(2,685,712)	$-

Net (loss)						-	-
Balance, March 31, 2021	-	$-	40,413,033	$4,041	2,681,671	$(2,685,712)	$-

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, September 30, 2020	-	$-	40,413,033	$4,041	2,681,671	$(2,685,712)	$-

Net (loss)						-	-
Balance, March 31, 2021	-	$-	40,413,033	$4,041	2,681,671	$(2,685,712)	$-

The accompanying notes are an integral part of these financial statements.

WALLY WORLD MEDIA, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended
March 31,
	2021	2020
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net (Loss)	$-	$-
Adjustments to reconcile net income to net cash provided by (used for) operating activities	-	-
Net cash (used for) operating activities	-	-

Cash Flows from Investing Activities
Net cash (used for) investing activities	-	-

Cash Flows from Financing Activities
Net cash (used for) financing activities	-	-

Net increase (decrease) in cash	-	-
Cash at the beginning of the period	-	-
Cash at the end of the period	$-	$-

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of March 31, 2021, the Company had no cash and an accumulated deficit of $2,685,712.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2021, and September 30, 2020, the Company had no cash on hand.

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

Note 3. Related Party Transactions

During the three and six months ended March 31, 2021, there were no related party transactions.

Note 4. Equity

Preferred stock

The Company authorized 50,000,000 preferred shares of $0.0001 par value. Preferred shares may be designated by the Company’s board of directors. There were no shares designated as of March 31, 2021.

Common stock

The Company has authorized 500,000,000 shares of $0.0001 par value, common stock. As of March 31, 2021, 40,413,033 shares of common stock were issued and outstanding.

Note 5. Commitments and Contingencies

The Company did not have any contractual commitments as of March 31, 2021 and September 30, 2020.

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

Liquidity and Capital Resources

As of March 31, 2021, the Company has no business operations and no cash resources other than that provided by management. We are dependent upon interim funding provided by management or an affiliated party to pay professional fees and expenses. Our management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by management. As of March 31, 2021, we had $0 in cash.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2021. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2021, due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of March 31, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the three months ending March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Section 1350 Certification of the Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certification furnished in Exhibits 32.1 hereto is deemed to accompany this Quarterly Report on Form 10-Q and is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing..

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 20, 2021	Wally World Media, Inc.

	By:	/s/ Grant Casey
Grant Casey
President/Chief Financial Officer

