Form 10-Q
period 2021-06-30
Wally World Media, Inc
filed 2021-10-20
CIK 1555214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

3

Item 1. Financial Statements

4

WALLY WORLD MEDIA, INC.

BALANCE SHEETS

(Unaudited)

	As of
	June 30,	September 30,
	2021	2020
	(Unaudited)

Assets
Total Assets	$-	$-

Liabilities and Stockholders’ Equity
Current Liabilities:
Advances from related parties	7,236	-
Total current liabilities	-	-

Total Liabilities	7,236	-

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred Stock, $0.0001 par value; 50,000,000 shares authorized, 0 and 0 issued and outstanding with liquidation preference of $0 and $0 as of June 30, 2021 and September 30, 2020, respectively.	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized, 40,413,033 and 40,413,033 shares issued and outstanding as of June 30, 2021 and September 30, 2020, respectively.	4,041	4,041
Additional paid-in capital	2,681,671	2,681,671
Accumulated deficit	(2,692,948)	(2,685,712)
Total stockholders’ equity (deficit)	(7,236)	-

Total Liabilities and Stockholders’ Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

WALLY WORLD MEDIA, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Operating Expenses:
General and administrative expenses	7,236	-	7,236	-
Total operating expenses	7,236	-	7,236	-

(Loss) from Operations	(7,236)	-	(7,236)	-

Other Expense:
Other (expense) net	-	-	-	-

Income (loss) before provision for income taxes	(7,236)	-	(7,236)	-
Tax provision	-	-	-	-
Net (Loss)	(7,236)	-	(7,236)	-

Net Loss per share (basic and diluted)	$(0.00)	$-	$(0.00)	$-
Weighted Average Shares Outstanding	40,413,033	40,413,033	40,413,033	40,413,033

The accompanying notes are an integral part of these financial statements.

WALLY WORLD MEDIA, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended June 30, 2020

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2020	-	$-	40,413,033	$4,041	2,681,671	$(2,685,712)	$-

Net (loss)						-	-
Balance, June 30, 2020	-	$-	40,413,033	$4,041	2,681,671	$(2,685,712)	$-

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	-	$-	40,413,033	$4,041	2,681,671	$(2,685,712)	$-

Net (loss)						-	-
Balance, June 30, 2020	-	$-	40,413,033	$4,041	2,681,671	$(2,685,712)	$-

The accompanying notes are an integral part of these financial statements.

WALLY WORLD MEDIA, INC.

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the Three and Nine Months Ended June 30, 2021

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 31, 2021	-	$-	40,413,033	$4,041	2,681,671	$(2,685,712)	$-

Net (loss)						(7,236)	(7,236)
Balance, June 30, 2021	-	$-	40,413,033	$4,041	2,681,671	$(2,692,948)	$(7,236)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, September 30, 2020	-	$-	40,413,033	$4,041	2,681,671	$(2,685,712)	$-

Net (loss)						(7,236)	(7,236)
Balance, June 30, 2021	-	$-	40,413,033	$4,041	2,681,671	$(2,692,948)	$(7,236)

The accompanying notes are an integral part of these financial statements.

WALLY WORLD MEDIA, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 30,
	2021	2020
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net (Loss)	$(7,236)	$-
Adjustments to reconcile net income to net cash provided by (used for) operating activities	-	-
Net cash (used for) operating activities	(7,236)	-

Cash Flows from Investing Activities
Net cash (used for) investing activities	-	-

Cash Flows from Financing Activities
Advances from related parties	7,236	-
Net cash provided by financing activities	7,236	-

Net increase (decrease) in cash	-	-
Cash at the beginning of the period	-	-
Cash at the end of the period	$-	$-

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of June 30, 2021, the Company had no cash and an accumulated deficit of $2,692,948.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2021, and September 30, 2020, the Company had no cash on hand.

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

Note 3. Related Party Transactions

During the nine months ended June 30, 2021, the Company’s Chief Executive Officer advanced $7,236 to fund the Company’s expenses. These advances are due on demand and bear no interest. As of June 30, 2021, and September 30, 2020, the Company was indebted to its Chief Executive Officer in the amounts of $7,236 and $0, respectively.

Note 4. Stockholders’ Equity (Deficit)

Preferred stock

The Company authorized 50,000,000 preferred shares of $0.0001 par value. Preferred shares may be designated by the Company’s board of directors. There were no shares designated as of June 30, 2021.

Common stock

The Company has authorized 500,000,000 shares of $0.0001 par value, common stock. As of June 30, 2021, 40,413,033 shares of common stock were issued and outstanding.

Note 5. Commitments and Contingencies

The Company did not have any contractual commitments as of June 30, 2021 and September 30, 2020.

Note 6. Subsequent Events

On July 16, 2021, the Company issued Shareholders First LLC’s Chief Executive Member, Grant Casey, 290,070,000 shares of common stock for service performed and as repayment for expenses incurred on behalf of the Company up to the date of issuance: to bring the Company into good standing with the Nevada Secretary of State, remit payment of all unpaid invoices and obtain the services of the Company’s transfer agent, engage counsel and an accountant to assist the Company to become current in its public disclosure requirements, among other actions taken on behalf of the Company’s shareholders.

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

Operating results for the three and nine months ended June 30, 2021 and 2020:

The Company incurred $7,236 of general and administrative expenses for the three and nine months ended June 30, 2021, as compared to $0 for the three and nine months ended June 30, 2020. These expenses resulted in net operating losses of $7,236 and $0 for the three and nine months ended June 30, 2021 and 2020, respectively.

The change was a result of expenses incurred in connection to corporate revival efforts during the fiscal year ended September 30, 2021.

Liquidity and Capital Resources

During the nine months ended June 30, 2021 and 2020, net cash used for operations was $7,236 and $0, respectively. The cash used during the 2021 interim period was attributable to expenses incurred in connection with the corporate revival efforts.

During the nine months ended June 30, 2021 and 2020, the Company recognized no cash flows from investing activities.

During the nine months ended June 30, 2021 and 2020, financing activities generated $7,236 and $0 of cash flows, respectively. The cash flows from financing activities in the 2021 interim period were a result of advances from the Company’s CEO to fund expenses on behalf of the Company.

As of June 30, 2021, the Company has no business operations and no cash resources other than that provided by management. We are dependent upon interim funding provided by management or an affiliated party to pay professional fees and expenses. Our management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by management. As of June 30, 2021, we had $0 in cash.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2021. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2021, due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of June 30, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the three months ending June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

