Form 10-K
period 2021-09-30
Wally World Media, Inc
filed 2021-12-28
CIK 1555214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2021

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming executive officers, directors and our largest shareholder whose representative serves on the Board of Directors are affiliates) was approximately $1,165,323, as of December 15, 2021, computed on the basis of the closing price on such date.

As of December 15, 2021, there were 330,483,033 shares of the registrant’s common stock outstanding.

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

References in this Annual Report on Form 10-K (this “Annual Report”) to (i) “Wally World,” “we,” “us,” “our” or the “Company” are to Wally World Media, Inc., a Nevada corporation, (ii) our “management” or our “management team” are to our current officers and directors, (iii) the “Custodian” is to Shareholders First LLC, a Wyoming company, and its affiliates, (iv) our “initial shareholders” refer to the holders of our common shares prior to the commencement of the custodianship proceedings (the “Custodianship.”)

2

PART I

ITEM 1. BUSINESS

Overview

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

Corporate Background

Wally World Media, Inc. was incorporated in the State of Nevada on May 17, 2012. Initially, we were a start-up business engaged primarily in social media software and mobile app development.

The Company developed a social media website that we referred to as “YouPop.” Our “YouPop” platform launched for public use in April 2013. On March 19, 2014, we launched reShoot™, a free mobile video camera app for Apple’s iPhone and iPad. reShoot features patent-pending “on the fly” video editing technology to rewind and re-shoot unwanted portions of video.

In March of 2014, the Company formed Vape Shop Holdings, Inc. (“Vape Shop”), as a wholly-owned subsidiary. On April 20, 2014, Vape Shop signed a Joint Venture Agreement with Vapir, Inc., a California company (“Vapir”). In June 2014, this joint venture was terminated by mutual consent. We did not issue any shares of common stock or warrants to Vapir, Inc. and do not owe Vapir, Inc. any further consideration under the terms of the joint venture or its termination.

On July 31, 2014, the Company launched the Emoji Cam Photo & Video Camera app for Apple’s iPhone and iPad.

None of our applications or business ventures were met with any notable commercial success. The Company has been dormant since December 2015.

Between December 2015 and June 30, 2021, the Company was abandoned by its officers and directors, as they failed to file the required annual list of officers and pay the annual fees owed to the Nevada Secretary of State. As a result, the Company’s corporate charter was revoked.

Custodianship & Corporate Rehabilitation

On May 17, 2021, Shareholders First LLC filed a petition in the Eighth Judicial District Court of Clark County, Nevada, Case Number: A-21-834721-P, for the appointment of a custodian over the affairs of the Company pursuant to NRS 78.347(1)(b).

On June 29, 2021, the Eighth Judicial District Court of Nevada appointed Shareholders First LLC as custodian for Wally World Media, Inc., proper notice having been given to the officers and directors of Wally World Media, Inc. There was no opposition.

On June 30, 2021, the Company filed a certificate of revival with the Nevada Secretary of State, appointing Grant Casey as: President, Secretary, Treasurer, and Director. On the same date, Grant Casey, in his role as our sole director, appointed Geoffrey Chan as our second Director.

Business Objectives of the Company

Since the custodianship proceedings, the Company has had no business operations. Management has determined to direct its efforts and limited resources to pursue potential new business opportunities. The Company does not intend to limit itself to a particular industry and has not established any particular criteria upon which it shall consider a business opportunity.

Our common stock is quoted on the OTC Pink Sheets under the symbol WLYW. There is currently only a limited trading market in our shares of common stock. Management does not believe that any active trading market has existed for approximately the last five years. There can be no assurance that there will be an active trading market for our securities. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

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

The time and costs required to pursue new business opportunities, which includes negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws, cannot be ascertained with any degree of certainty.

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

Selection of a target business and structuring of a business combination

Management owns approximately 88% of the issued and outstanding shares of common stock of the Company, and will have broad flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:

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

Our auditors have expressed substantial doubt about our ability to continue as a going concern

Our audited financial statements for the years ended September 30, 2021 and 2020, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is not enough cash on hand to fund our administrative expenses and operating expenses for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company’s shares of common stock.

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

Employees

Grant Casey, our President and Chief Executive Officer, is our sole executive officer. Mr. Casey is not obligated to devote any specific number of hours per week and, in fact, intends to devote only as much time as he deems reasonably necessary to administer the Company’s affairs until such time as a business combination is consummated. The amount of time he will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full-time employees prior to the consummation of a business combination.

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

Smaller Reporting Company Status

We qualify as a “smaller reporting company” under Rule 12b-2 of the Exchange Act, which is defined as a company with a public equity float of less than $250 million or it has less than $100 million in annual revenues and no public float or public float of less than $700 million. To the extent that we remain a smaller reporting company, we will have reduced disclosure requirements for our public filings, including: (1) less extensive narrative disclosure than required of other reporting companies, particularly in the description of executive compensation and (2) the requirement to provide only two years of audited financial statements, instead of three years. In addition, until such time as the public float of our common stock exceeds $75 million, we will be a non-accelerated filer and will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act.

Implications of Being an Emerging Growth Company

As a company with less than $1.0 billion in revenue during our most recently completed fiscal year, we qualify as an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, which we refer to as the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable, in general, to public companies that are not emerging growth companies. These provisions include:

●	Reduced disclosure about our executive compensation arrangements;

●	No non-binding shareholder advisory votes on executive compensation or golden parachute arrangements;

●	Exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting; and

●	Reduced disclosure of financial information in this prospectus, limited to two years of audited financial information and two years of selected financial information.

As a smaller reporting company, each of the foregoing exemptions is currently available to us. We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.0 billion in annual revenues as of the end of a fiscal year, if we are deemed to be a large-accelerated filer under the rules of the Securities and Exchange Commission, or if we issue more than $1.0 billion of non- convertible debt over a three-year-period.

The JOBS Act permits an emerging growth company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Available Information

Our periodic reports filed with the SEC, which include Form 10-K, Form 10-Q, Form 8-K and amendments thereto, may be accessed by the public free of charge from the SEC and through OTC Markets. Electronic copies of these reports can be accessed at the SEC’s website (http://www.sec.gov) and indirectly through the Company’s website (http://www.WallyWorldMedia.com).

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

We are a blank check company.

At present, the Company is a development stage company with no revenues, no assets and no specific business plan or purpose. The Company’s business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, the Company is a “blank check company” and, as a result, any offerings of the Company’s securities under the Securities Act of 1933, as amended (the “Securities Act”) must comply with Rule 419 promulgated by the Securities and Exchange Commission (the “SEC”) under the Act. The Company’s Common Stock is a “penny stock,” as defined in Rule 3a51-1 promulgated by the SEC under the Securities Exchange Act. The Penny Stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the penny stock market.

The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each Penny Stock held in the customer’s account. In addition, the Penny Stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the Penny Stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the Penny Stock rules. So long as the common stock of the Company is subject to the Penny Stock rules, it may be more difficult to sell the Company’s common stock.

We are a “Shell Company,” as defined in Rule 405 promulgated by the SEC under the Securities Act. A Shell Company is one that has no or nominal operations and either: (i) no or nominal assets; or (ii) assets consisting primarily of cash or cash equivalents. As a Shell Company, we are restricted in our use of Registrations on Form S-8 under the Securities Act and are subject to the lack of availability of the use of Rule 144 by security holders and the lack of liquidity in our stock.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the years ended September 30, 2021 and 2020, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is not enough cash on hand to fund our administrative expenses and operating expenses for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company’s shares of common stock.

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

We may have material liabilities since the Company discontinued filing periodic reports with the SEC in 2015 and the Company may have incurred additional liabilities that we have not discovered.

The Company last filed financial statements with the SEC with its quarterly report for the period ended March 31, 2015. As a result, the Company may have incurred material liabilities since that date and prior to the date on which the Company’s corporate existence was reinstated with Nevada which have not been discovered or asserted. We could experience losses as a result of any such undisclosed liabilities that are discovered in the future, which could materially harm our business and financial condition. As a result, our current and future stockholders will bear some, or all, of the risks relating to any such unknown or undisclosed liabilities.

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

On September 16, 2020, the SEC adopted amendments to Rule 15c2-11 under the Securities Exchange Act of 1934 (the “Exchange Act”). This Rule applies to broker-dealers who quote securities listed on over-the-counter markets such as our common stock. The Rule as amended prohibits broker-dealers from publishing quotations on OTC markets for an issuer’s securities unless they are based on current publicly available information about the issuer. The amended Rule also limits the Rule’s “piggyback” exception, which allows broker-dealers to publish quotations for a security in reliance on the quotations of a broker-dealer that initially performed the information review required by the Rule, to issuers with current publicly available information or issuers that are up-to-date in their Exchange Act reports. As of this date, we are uncertain as what actual effect the Rule may have on us.

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

We are eligible to be treated as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in this Form S-1 and our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in this Form S-1. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company” as defined in the JOBS “Act. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 2. PROPERTIES

The Company’s principal business and corporate address is 7121 West Craig Road #113-38, Las Vegas, NV 89129, which is provided to us on a rent-free basis. The Company believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain until we find a new business opportunity.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is not listed on any securities exchange and is quoted on the OTC Pink Market under the symbol “WLYW.” Only a sporadic and highly limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder in all likelihood will be unable to resell his securities in our company. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops

The following table reflects the high and low closing sales information for our common stock for each fiscal quarter during the fiscal years ended September 30, 2021 and September 30, 2020. This information was obtained from OTC Pink and reflects inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED SEPTEMBER 30, 2021:
First Quarter	$0.0052	$0.0016
Second Quarter	$0.0120	$0.0030
Third Quarter	$0.1200	$0.0046
Fourth Quarter	$0.1120	$0.0203

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED SEPTEMBER 30, 2020:
First Quarter	$0.0053	$0.0016
Second Quarter	$0.0038	$0.0025
Third Quarter	$0.0038	$0.0023
Fourth Quarter	$0.0031	$0.0023

Holders

As of November 22, 2021, there were 73 shareholders of record of the Company’s common stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is VStock Transfer LLC,18 Lafayette Place, Woodmere, NY 11598, (212)-828-8436.

Dividends

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

Unregistered Sales of Equity Securities

On July 16, 2021, the Company took a corporate action and issued 290,070,000 common shares at par value .0001 to its CEO for services rendered and as repayment for $29,007 of expenses incurred on behalf of the Company.

The foregoing transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. We believe the offer, sale and issuance of the above securities was exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipient did not involve a public offering, or in reliance on Rule 701 because the transaction was pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipient of the securities in the above transaction represented his intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. The recipient had adequate access, through his relationships with us, to information about us. The sale of these securities were made without any general solicitation or advertising.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” we are not required to provide the information required by this Item.

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

Results of Operations for the Years Ended September 30, 2021 and 2020

During the year ended September 30, 2021, the Company incurred general and administrative expenses of $41,086, as compared to $0 for the year ended September 30, 2020, for an increase of 100%. The increase was a result of the custodianship and efforts to revive the Company in 2021.

The Company incurred net losses of $13,065,229 and $0 for the years ended September 30, 2021 and 2020, respectively, for an increase of 100%. $41,086 of the change in net losses was attributable to an increase in general and administrative expenses, and $13,024,143 was a result of accounting treatment of the excess quoted market value of common stock issued to repay related party advances.

Liquidity and Capital Resources

During the year ended September 30, 2022, the Company estimates that it will need between $20,000 and $30,000, approximately, to commence and fund operations. The Company is heavily dependent upon advances from its Chief Executive Officer, Mr. Grant Casey, to meet its obligations and currently has no other viable sources of financing. There can be no assurances that the Company will be able to obtain sufficient capital or be successful in its efforts.

Going Concern

The independent registered public accounting firm auditors’ report accompanying our September 30, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Wally World Media, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wally World Media, Inc. (the “Company”) as of September 30, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2021

Lakewood, CO

December 27, 2021

Wally World Media, Inc.

Balance Sheets

	As of
	September 30,
	2021	2020

Assets
Current Assets:
Prepaid expense	2,257	-
Total current assets	2,257	-

Total Assets	2,257	-

Liabilities and Stockholders’ Deficit
Current Liabilities:
Advances from related parties	14,336	-
Total current liabilities	-	-

Total Liabilities	14,336	-

Commitments and Contingencies (Note 6)	-	-

Stockholders’ (Deficit):
Preferred Stock, $0.0001 par value; 50,000,000 shares authorized, 0 and 0 issued and outstanding with liquidation preference of $0 and $0 as of September 30, 2021 and September 30, 2020, respectively.	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized, 330,483,033 and 40,413,033 shares issued and outstanding as of September 30, 2021 and September 30, 2020, respectively.	33,048	4,041
Additional paid-in capital	15,705,814	2,681,671
Accumulated deficit	(15,750,941)	(2,685,712)
Total stockholders’ (deficit)	(12,079)	-

Total Liabilities and Stockholders’ (Deficit)	$2,257	$-

Wally World Media, Inc.

Statements of Operations

	Year Ended
	September 30,
	2021	2020

Revenue	$-	$-

Operating Expenses:
General and administrative expenses	41,086	-
Stock-based compensation expense	13,024,143	-
Total operating expenses	13,065,229	-

(Loss) from Operations	(13,065,229)	-

Other Expense:
Other (expense) net	-	-

Income (loss) before provision for income taxes	(13,065,229)	-
Tax provision	-	-
Net (Loss)	(13,065,229)	-

Net Loss per share (basic and diluted)	$(0.13)	$-
Weighted Average Shares Outstanding	100,811,170	40,413,033

Wally World Media, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Years Ended September 30, 2021 and 2020

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, September 30, 2019	-	$-	40,413,033	$4,041	$2,681,671	$(2,685,712)	-

Net (loss)						-	-
Balance, September 30, 2020	-	$-	40,413,033	$4,041	2,681,671	$(2,685,712)	$-

Issuance of common stock for expenses paid on behalf of company			290,070,000	29,007	13,024,143		13,053,150
Net (loss)						(13,065,229)	(13,065,229)
Balance, September 30, 2021	-	$-	330,483,033	$33,048	15,705,814	$(15,750,941)	$(12,079)

Wally World Media, Inc.

Statement of Cash Flows

	Year Ended
	September 30,
	2021	2020

Cash Flows from Operating Activities
Net (Loss)	$(13,065,229)	$-
Adjustments to reconcile net income to net cash provided by (used for) operating activities:	-	-
Stock-based compensation expense	13,024,143
Changes in operating assets and liabilities:
Prepaid expense	(2,257)
Net cash (used for) operating activities	(43,343)	-

Cash Flows from Investing Activities
Net cash (used for) investing activities	-	-

Cash Flows from Financing Activities
Advances from related parties	43,343	-
Net cash provided by financing activities	43,343	-

Net increase (decrease) in cash	-	-
Cash at the beginning of the period	-	-
Cash at the end of the period	$-	$-

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-Cash Financing Activities
Conversion of related party advances to common stock	$29,007	$-

NOTES TO FINANCIAL STATEMENTS AS OF AND FOR THE YEAR ENDED SEPTEMBER 30, 2021

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

On June 30, 2021, the Company filed a certificate of revival with the Nevada Secretary of State, appointing Grant Casey as, President, Secretary, Treasurer, Director; and also appointing Geoffrey Chan as Director.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of September 30, 2021, the Company had no cash and an accumulated deficit of $15,750,941.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2021 and 2020, the Company had no cash on hand.

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

Stock-Based Compensation

The Company accounts for share-based payments pursuant to ASC 718, “Stock Compensation” and, accordingly, the Company records compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options and restricted stock awards using the Black-Scholes option pricing model.

Stock compensation expense for stock options is recognized over the vesting period of the award or expensed immediately when stock or options are awarded for previous or current service without further recourse.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that have a material impact on these financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the year ended September 30, 2021, the Company’s Chief Executive Officer advanced $43,343 to fund the Company’s expenses. These advances are due on demand and bear no interest.

On July 16, 2021 the Company took a corporate action and issued 290,070,000 shares of its Common Stock with a par value of $0.0001 to its CEO and the Chief Executive Member of Shareholders First LLC, Grant Casey. These shares were awarded in recognition of the importance of Mr. Casey’s efforts in devising a strategic plan to rehabilitate the Company and enable it to become a viable operating entity, and the fact that Mr. Casey has provided the Company with its only source of liquidity via interest-free demand loans. These shares of common stock were issued in return for a reduction of $29,007 on Mr. Casey’s loan of $43,343 due from the Company.

As of September 30, 2021, and September 30, 2020, the Company was indebted to its Chief Executive Officer in the amounts of $14,336 and $0, respectively.

NOTE 4 – PREPAID EXPENSE

During the fiscal year ended September 30, 2021, the Company prepaid $2,498 of general and administrative expenses and expensed $240 pertaining to the period.

As of September 30, 2021 and 2020, prepaid expense balances were $2,257 and $0, respectively.

NOTE 5 – STOCKHOLDERS EQUITY (DEFICIT)

Preferred stock

The Company authorized 50,000,000 preferred shares of $0.0001 par value. Preferred shares may be designated by the Company’s board of directors. There were no preferred shares issued and outstanding as of September 30, 2021 and 2020.

Common stock

The Company has authorized 500,000,000 shares of $0.0001 par value, common stock. As of September 30, 2021 and 2020, there were 330,483,033 and 40,413,033 shares of common stock issued and outstanding, respectively.

On July 16, 2021, the Company issued 290,070,000 common shares at par value to its CEO for services rendered and as repayment for $29,007 of expenses paid on behalf of the Company. Based on quoted market prices on that date, the Company determined that the aggregate quoted market value of these shares was $13,053,150 and recorded the $13,024,143 of stock-based compensation expense for accounting purposes.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments or contingencies as of September 30, 2021.

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal years ended September 30, 2021 and 2020.

NOTE 7 – INCOME TAXES

The Company recorded no deferred income tax provision or benefit for the years ended September 30, 2021 or 2020, because the Company believes it is more likely than not that net operating loss carryforwards will not be utilized in the near future due to net losses. The Company has generated no taxable income. The income tax provision (benefit) differs from the amount computed by applying the U.S. Federal income tax rate of 21% plus applicable state rates to the loss before income taxes due to the unrecognized benefit resulting from the Company’s valuation allowance, as well as due to nondeductible expenses. The Company’s blended tax rate of 21% currently consists of 21% for U.S. Federal income tax and 0% for Nevada state income taxes. The following tables set forth the Company’s analysis of its deferred tax assets and related valuation allowances:

Income Tax Valuation Allowance

	As of September 30,
	2021	2020

Net loss before income taxes	$(13,065,229)	$-
Adjustments to net loss
Permanent book-tax differences	13,024,143	-
Temporary book-tax differences	(2,257)	-
Net taxable income (loss)	(43,343)	-
Income tax rate	21%	21%
Income tax recovery	$(9,102)	$-
Valuation allowance change	$(9,102)	$-

Provision for income taxes	$-	$-

Components of Deferred Income Tax Assets

	As of September 30,
	2021	2020

Net operating loss carryforward	$9,102	$-
Valuation allowance	(9,102)	-
Net deferred income tax asset	$-	$-

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated significant events occurring subsequent to the date of these financial statements, noting none that are material to these financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of September 30, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the year September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Grant Casey	27	President and Director
Geoffrey Chan	29	Director

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

Geoffrey Chan, Director

Geoffrey Chan, 29, is a private investor and Managing Member of Shareholders First LLC. In 2017 Mr. Chan began his career as a staff accountant in the healthcare industry and later moved on to a controller position at Unite4, LLC from 2018 through 2019. In addition to serving as Managing Member of Shareholders First LLC, Mr. Chan is currently providing management consulting for multiple California-based startups. Mr. Chan holds a B.A. in International Business from the University of California, San Diego. Mr. Chan also holds an MBA and certification in Strategy and Management Consulting from the University of Southern California – Marshall School of Business.

Family Relationships

There are no family relationships among any of our officers or directors.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders or until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board following the next annual meeting of stockholders and until their successors have been elected and qualified.

On August 9, 2021, the Company convened a Special Meeting of Shareholders for the purpose of electing a board of directors to serve until the next annual meeting or until their successors are elected and qualified. A quorum was present at the meeting, and Grant Casey and Geoffrey Chan were ratified as directors of the Company.

Audit Committee

We do not have any committees of the Board as we only have one director.

Director Independence

We do not currently have any independent directors. We evaluate independence by the standards for director independence established by Marketplace Rule 5605(a)(2) of the Nasdaq Stock Market, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires that executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes of ownership with the SEC within specified due dates. These persons are required by SEC regulations to furnish the Company with copies of all such reports they file. We are not aware of whether all of our executive officers, directors and 10% stockholders timely filed all required reports under Section 16(a) in a timely manner with respect to our fiscal year ended September 30, 2021.

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

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and director, including our Chief Executive Officer, however, we are in the process of formulating a code of ethics and intend to adopt one in the future.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal year ended September 30, 2021 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

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

Outstanding Equity Awards at Fiscal Year End

As of September 30, 2021 none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

Director Compensation

To date, we have not paid our director any compensation for services on our Board.

Equity Compensation Plan Information

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended September 30, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of December 15, 2021, held by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding common stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group based upon 330,483,033 shares outstanding.

Under applicable SEC rules, a person is deemed to be the “beneficial owner” of a security with regard to which the person directly or indirectly, has or shares (a) voting power, which includes the power to vote or direct the voting of the security, or (b) investment power, which includes the power to dispose, or direct the disposition, of the security, in each case, irrespective of the person’s economic interest in the security.

Name and Address of Beneficial Owners	Number of Shares Beneficially Owned	Percent of Class (1)
Grant Casey 7121 West Craig Road, #113-38 Las Vegas, NV 89129 (2)	291,145,904	88.097%

Geoffrey Chan 7121 West Craig Road, #113-38 Las Vegas, NV 89129	493,000	Less than 1%

All Executive Officers and Directors as a group (2 persons)	291,638,904	88.246%

Other 5% Shareholders

(1)	Based on 330,483,033 shares of common stock outstanding as of December 15, 2021.

(2)	Grant Casey is the beneficial owner of 1,075,904 shares which are held in “street name” on the books and records of the Company’s stockholders. Also includes 290,070,000 common shares held in “Restricted Book” form.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

	Year Ended September 30,
	2021	2020
Audit fees	$23,700	$-
Total fees paid or accrued to our principal accountant	$23,700	$-

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

a.	Consolidated Financial Statements

The financial statements are filed as part of this Annual Report on Form 10-K under “Item 8. Financial Statements and Supplementary Data.”

b.	Financial Statement Schedules

The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

c.	Exhibits

The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Section 1350 Certification of the Principal Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herein.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wally World Media, Inc.

By:	/s/ Grant Casey
Name:	Grant Casey
Title:	President/Chief Financial Officer
December 28, 2021

