Form 10-Q
period 2022-03-31
Wally World Media, Inc
filed 2022-05-16
CIK 1555214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 9, 2022, there were 330,483,033 shares of the registrant’s common stock outstanding.

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

3

Item 1. Financial Statements

4

WALLY WORLD MEDIA, INC.

BALANCE SHEETS

(Unaudited)

	As of
	March 31,	September 30,
	2022	2021
	(Unaudited)

Assets
Current Assets:
Prepaid expense	$2,228	$2,257
Total current assets	2,228	2,257

Total Assets	$2,228	$2,257

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$198	$-
Advances from related parties	45,398	14,336
Total current liabilities	45,596	14,336

Total Liabilities	45,596	14,336

Commitments and Contingencies (Note 6)	-	-

Stockholders’ (Deficit):
Preferred Stock, $0.0001 par value; 50,000,000 shares authorized, 0 and 0 issued and outstanding with liquidation preference of $0 and $0 as of March 31, 2022 and September 30, 2021, respectively.	$-	$-
Common stock, $0.0001 par value; 500,000,000 shares authorized, 330,483,033 and 330,483,033 shares issued and outstanding as of March 31, 2022 and September 30, 2021, respectively.	33,048	33,048
Additional paid-in capital	15,705,814	15,705,814
Accumulated deficit	(15,782,230)	(15,750,941)
Total stockholders’ (deficit)	(43,368)	(12,079)

Total Liabilities and Stockholders’ (Deficit)	$2,228	$2,257

WALLY WORLD MEDIA, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Operating Expenses:
General and administrative expenses	7,058	-	31,289	-
Total operating expenses	7,058	-	31,289	-

(Loss) from Operations	(7,058)	-	(31,289)	-

Other Expense:
Other (expense) net	-	-	-	-

Income (loss) before provision for income taxes	(7,058)	-	(31,289)	-
Tax provision	-	-	-	-
Net (Loss)	(7,058)	-	(31,289)	-

Net Loss per share (basic and diluted)	$(0.00)	$-	$(0.00)	$-
Weighted Average Shares Outstanding	330,483,033	40,413,033	330,483,033	40,413,033

WALLY WORLD MEDIA, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2021

(Unaudited)

							Total
					Additional		Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2020	-	$-	40,413,033	$4,041	$2,681,671	$(2,685,712)	-

Net (loss)						-	-
Balance, March 31, 2021	-	$-	40,413,033	$4,041	2,681,671	$(2,685,712)	$-

							Total
					Additional		Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, September 30, 2020	-	$-	40,413,033	$4,041	$2,681,671	$(2,685,712)	-

Net (loss)						-	-
Balance, March 31, 2021	-	$-	40,413,033	$4,041	2,681,671	$(2,685,712)	$-

WALLY WORLD MEDIA, INC.

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the Three Months Ended March 31, 2022

(Unaudited)

							Total
					Additional		Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2021	-	$-	330,483,033	$33,048	$15,705,814	$(15,775,172)	(36,310)

Net (loss)						(7,058)	(7,058)
Balance, March 31, 2022	-	$-	330,483,033	$33,048	15,705,814	$(15,782,230)	$(43,368)

							Total
					Additional		Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity/
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, September 30, 2021	-	$-	330,483,033	$33,048	$15,705,814	$(15,750,941)	(12,079)

Net (loss)						(31,289)	(31,289)
Balance, March 31, 2022	-	$-	330,483,033	$33,048	15,705,814	$(15,782,230)	$(43,368)

WALLY WORLD MEDIA, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 31,
	2022	2021
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net (Loss)	$(31,289)	$-
Adjustments to reconcile net income to net cash provided by (used for) operating activities:	-	-
Changes in operating assets and liabilities:
Prepaid expense	29
Accounts payable	198
Net cash (used for) operating activities	(31,062)	-

Cash Flows from Investing Activities
Net cash (used for) investing activities	-	-

Cash Flows from Financing Activities
Advances from related parties	31,062	-
Net cash provided by financing activities	31,062	-

Net increase (decrease) in cash	-	-
Cash at the beginning of the period	-	-
Cash at the end of the period	$-	$-

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-Cash Financing Activities
Conversion of related party advances to common stock	$-	$-

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of March 31, 2022, the Company had no cash and an accumulated deficit of $15,782,230.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2022 and September 30, 2021, the Company had no cash on hand.

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

Note 3. Related Party Transactions

During the six months ended March 31, 2022, the Company’s Chief Executive Officer advanced $31,062 to fund the Company’s expenses. These advances are due on demand and bear no interest. As of March 31, 2022, and September 30, 2021, the Company was indebted to its Chief Executive Officer in the amounts of $45,398 and $14,336, respectively.

Note 4. Prepaid Expense

During the six months ended March 31, 2022, the Company prepaid $2,498 of expenses. During the three and six months ended March 31, 2022, the Company amortized $1,364 and $2,527, respectively, of prepaid expenses to general and administrative expense.

As of March 31, 2022 and September 30, 2021, the unamortized balance of prepaid expenses was $2,228 and $2,257, respectively.

Note 5. Stockholders’ Equity (Deficit)

Preferred stock

The Company authorized 50,000,000 preferred shares of $0.0001 par value. Preferred shares may be designated by the Company’s board of directors. There were no preferred shares designated as of March 31, 2022.

Common stock

The Company has authorized 500,000,000 shares of $0.0001 par value, common stock. As of March 31, 2022, 330,483,033 shares of common stock were issued and outstanding.

Note 6. Commitments and Contingencies

The Company did not have any outstanding contractual commitments or obligations as of March 31, 2022 and September 30, 2021.

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

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the risk factors described in our Form 10-K for the fical year ended September 30, 2021 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

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

Operating results for the three months ended March 31, 2022 and 2021:

The Company incurred $7,058 of general and administrative expenses for the three months ended March 31, 2022, as compared to $0 for the three months ended March 31, 2021. These expenses resulted in net operating losses of $7,058 and $0 for the three months ended March 31, 2022 and 2021, respectively.

The change was a result of ongoing general and administrative expenses incurred in connection with maintaining the Company’s status in 2022, as compared to the Company’s dormancy in the corresponding period of FY 2021.

Operating results for the six months ended March 31, 2022 and 2021:

The Company incurred $31,289 of general and administrative expenses for the six months ended March 31, 2022, as compared to $0 for the six months ended March 31, 2021. These expenses resulted in net operating losses of $31,289 and $0 for the six months ended March 31, 2022 and 2021, respectively.

The change was a result of ongoing general and administrative expenses incurred in connection with the corporate revival efforts that commenced in late FY 2021 and maintaining the Company’s status in 2022, as compared to the Company’s dormancy in the corresponding period of FY 2021.

Liquidity and Capital Resources

During the six months ended March 31, 2022 and 2021, net cash used for operations was $31,062 and $0, respectively. The cash used during the interim period was attributable to general and administrative expenses to run the Company.

During the three months ended March 31, 2022 and 2021, the Company recognized no cash flows from investing activities.

During the six months ended March 31, 2022 and 2021, financing activities generated $31,062 and $0 of cash flows, respectively. The cash flows from financing activities in the interim period were a result of advances from the Company’s CEO to fund operating expenses on behalf of the Company.

As of March 31, 2022, the Company’s operations generated no revenues or cash, and management was the sole source of cash resources. We are dependent upon interim funding provided by management or an affiliated party to pay professional fees and expenses. Our management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by management. As of March 31, 2022, we had $0 in cash.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), both of which roles are performed by Grant Casey, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2022. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2022, due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of March 31, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the three months ending March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, which sections are incorporated by reference into this report, as the same may be updated from time to time. Prospective investors are encouraged to consider the risks described in our 2021 Form 10-K, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

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

Date: May 16, 2022	Wally World Media, Inc.

	By:	/s/ Grant Casey
Grant Casey
President/Chief Financial Officer

