Form 10-Q
period 2022-06-30
Wally World Media, Inc
filed 2022-08-15
CIK 1555214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 8, 2022, there were 330,483,033 shares of the registrant’s common stock outstanding.

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

3

Item 1. Financial Statements

4

WALLY WORLD MEDIA, INC.

BALANCE SHEETS

(Unaudited)

	As of
	June 30,	September 30,
	2022	2021
	(Unaudited)

Assets
Current Assets:
Prepaid expense	$849	$2,257
Total current assets	849	2,257

Total Assets	$849	$2,257

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$2,723	$-
Advances from related parties	51,696	14,336
Total current liabilities	54,419	14,336

Total Liabilities	54,419	14,336

Commitments and Contingencies (Note 6)	-	-

Stockholders’ (Deficit):
Preferred Stock, $0.0001 par value; 50,000,000 shares authorized, 0 and 0 issued and outstanding with liquidation preference of $0 and $0 as of March 31, 2022 and September 30, 2021, respectively.	$-	$-
Common stock, $0.0001 par value; 500,000,000 shares authorized, 330,483,033 and 330,483,033 shares issued and outstanding as of March 31, 2022 and September 30, 2021, respectively.	33,048	33,048
Additional paid-in capital	15,705,814	15,705,814
Accumulated deficit	(15,792,432)	(15,750,941)
Total stockholders’ (deficit)	(53,570)	(12,079)

Total Liabilities and Stockholders’ (Deficit)	$849	$2,257

WALLY WORLD MEDIA, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Operating Expenses:
General and administrative expenses	10,202	7,236	41,491	7,236
Total operating expenses	10,202	7,236	41,491	7,236

(Loss) from Operations	(10,202)	(7,236)	(41,491)	(7,236)

Other Expense:
Other (expense) net	-	-	-	-

Income (loss) before provision for income taxes	(10,202)	(7,236)	(41,491)	(7,236)
Tax provision	-	-	-	-
Net (Loss)	(10,202)	(7,236)	(41,491)	(7,236)

Net Loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding	330,483,033	40,413,033	330,483,033	40,413,033

WALLY WORLD MEDIA, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended June 30, 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 31, 2021	-	$-	40,413,033	$4,041	$2,681,671	$(2,685,712)	-

Net (loss)						(7,236)	(7,236)
Balance, June 30, 2021	-	$-	40,413,033	$4,041	2,681,671	$(2,692,948)	$(7,236)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, September 30, 2020	-	$-	40,413,033	$4,041	$2,681,671	$(2,685,712)	-

Net (loss)						(7,236)	(7,236)
Balance, June 30, 2021	-	$-	40,413,033	$4,041	2,681,671	$(2,692,948)	$(7,236)

WALLY WORLD MEDIA, INC.

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the Three and Nine Months Ended June 30, 2022

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 31, 2022	-	$-	330,483,033	$33,048	$15,705,814	$(15,782,230)	(43,368)

Net (loss)						(10,202)	(10,202)
Balance, June 30, 2022	-	$-	330,483,033	$33,048	15,705,814	$(15,792,432)	$(53,570)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, September 30, 2021	-	$-	330,483,033	$33,048	$15,705,814	$(15,750,941)	(12,079)

Net (loss)						(41,491)	(41,491)
Balance, June 30, 2022	-	$-	330,483,033	$33,048	15,705,814	$(15,792,432)	$(53,570)

WALLY WORLD MEDIA, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 30,
	2022	2021
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net (Loss)	$(41,491)	$(7,236)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:	-	-
Changes in operating assets and liabilities:
Prepaid expense	1,408	-
Accounts payable	2,723	-
Net cash (used for) operating activities	(37,360)	(7,236)

Cash Flows from Investing Activities
Net cash (used for) investing activities	-	-

Cash Flows from Financing Activities
Advances from related parties	37,360	7,236
Net cash provided by financing activities	37,360	7,236

Net increase (decrease) in cash	-	-
Cash at the beginning of the period	-	-
Cash at the end of the period	$-	$-

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-Cash Financing Activities
Conversion of related party advances to common stock	$-	$-

WALLY WORLD MEDIA, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization and Description of Business

Wally World Media, Inc. (“the Company”, “WLYW”, “we” “us”) was incorporated in the State of Nevada on May 17, 2012. The Company was initially a start-up business, engaged primarily in social media software and mobile app development. The Company developed a social media website that we refer to as “YouPop.” Our “YouPop” platform launched for public use in April 2013. On March 19, 2014, we launched reShoot™, a free mobile video camera app for Apple’s iPhone and iPad. reShoot featured patent-pending “on the fly” video editing technology to rewind and re-shoot unwanted portions of video. On July 31, 2014, we launched the Emoji Cam Photo & Video Camera app for Apple’s iPhone and iPad.

The Company has been dormant since December 2015.

On June 29, 2021, as the result of a custodianship proceeding in the Eighth Judicial District Court of Clark County, Nevada, Case Number: A-21-834721-P, Shareholders First LLC (“Custodian”) was appointed custodian of Wally World Media, Inc. On the same date, Custodian appointed Grant Casey as the Company’s President, Chief Executive Officer, Treasurer, Secretary, Chief Financial Officer and Chairman of the Board of Directors, and appointed Geoffrey Chan as a Director for the Company.

On June 30, 2022, the Eighth Judicial District Court of Nevada approved the actions taken by Shareholders First LLC during the custodianship proceeding, and issued an Order Discharging Custodian and Terminating Custodianship of Wally World Media, Inc. There was no opposition.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of June 30, 2022, the Company had no cash and an accumulated deficit of $15,792,432.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2022 and September 30, 2021, the Company had no cash on hand.

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

Note 3. Related Party Transactions

During the nine months ended June 30, 2022, the Company’s Chief Executive Officer advanced $37,360 to fund the Company’s expenses. These advances are due on demand and bear no interest. As of June 30, 2022, and September 30, 2021, the Company was indebted to its Chief Executive Officer in the amounts of $51,696 and $14,336, respectively.

Note 4. Prepaid Expense

During the nine months ended June 30, 2022, the Company prepaid $2,498 of expenses in addition to $2,498 prepaid in FY 2021. During the three and nine months ended June 30, 2022, the Company amortized $1,379 and $3,906, respectively, of prepaid expenses to general and administrative expense.

As of June 30, 2022 and September 30, 2021, the unamortized balance of prepaid expenses was $849 and $2,257, respectively.

Note 5. Stockholders’ Equity (Deficit)

Preferred stock

The Company authorized 50,000,000 preferred shares of $0.0001 par value. Preferred shares may be designated by the Company’s board of directors. There were no preferred shares designated as of June 30, 2022.

Common stock

The Company has authorized 500,000,000 shares of $0.0001 par value, common stock. As of June 30, 2022, 330,483,033 shares of common stock were issued and outstanding.

Note 6. Commitments and Contingencies

The Company did not have any outstanding contractual commitments or obligations as of June 30, 2022 and September 30, 2021.

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

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the risk factors described in our Form 10-K for the fiscal year ended September 30, 2021 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

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

On June 30, 2022, the Eighth Judicial District Court of Nevada approved the actions taken by Shareholders First LLC during the custodianship proceeding, and issued an Order Discharging Custodian and Terminating Custodianship of Wally World Media, Inc. There was no opposition.

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

We anticipate that we will incur operating losses in the next 12 months, principally costs related to our obligations to file reports with the SEC. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, an evolving and unpredictable business model, recognition of revenue sources, and the management of growth. To address these risks, we must, among other things, develop, implement, and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain, and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition, and results of operations.

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

Operating results for the three months ended June 30, 2022 and 2021:

The Company incurred $10,202 of general and administrative expenses for the three months ended June 30, 2022, as compared to $7,236 for the three months ended June 30, 2021, a change of $2,966 or 41%. These expenses resulted in net operating losses of $10,202 and $7,236 for the three months ended June 30, 2022 and 2021, respectively.

The change was a result of ongoing general and administrative expenses incurred in connection with maintaining the Company’s status in 2022, as compared to the Company being in the early stages of custodianship during the corresponding period of FY 2021.

Operating results for the nine months ended June 30, 2022 and 2021:

The Company incurred $41,491 of general and administrative expenses for the nine months ended June 30, 2022, as compared to $7,236 for the nine months ended June 30, 2021, a change of $34,255 or 473%. These expenses resulted in net operating losses of $41,491 and $7,236 for the nine months ended June 30, 2022 and 2021, respectively.

The change was a result of ongoing general and administrative expenses incurred in connection with the corporate revival efforts that commenced in late FY 2021 and maintaining the Company’s status in 2022, as compared to the Company’s dormancy for most of the corresponding period of FY 2021 until the custodianship proceedings commenced.

Liquidity and Capital Resources

During the nine months ended June 30, 2022 and 2021, net cash used for operations was $37,360 and $7,236, respectively. The cash used during the interim period was attributable to general and administrative expenses required to maintain the Company’s reporting status.

During the nine months ended June 30, 2022 and 2021, the Company recognized no cash flows from investing activities.

During the nine months ended June 30, 2022 and 2021, financing activities generated $37,360 and $7,236 of cash flows, respectively. The cash flows from financing activities in the interim period were a result of advances from the Company’s CEO to fund operating expenses on behalf of the Company.

As of June 30, 2022, the Company’s operations generated no revenues or cash, and management was the sole source of cash resources. We are dependent upon interim funding provided by management or an affiliated party to pay professional fees and expenses. Our management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by management. As of June 30, 2022, we had $0 in cash.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), both of which roles are performed by Grant Casey, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2022. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2022, due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of June 30, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the three months ending June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 15, 2022	Wally World Media, Inc.

	By:	/s/ Grant Casey
Grant Casey
President/Chief Financial Officer

