Form 10-K
period 2022-09-30
Wally World Media, Inc
filed 2023-01-13
CIK 1555214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $930,783, computed by reference to the price at which the common equity was last sold, as of March 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter.

As of January 9, 2023, there were 330,483,033 shares of common stock, $0.0001 par value outstanding.

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

Corporate Background

Wally World Media, Inc. was incorporated in the State of Nevada on May 17, 2012. The Company began as a developer of software and mobile technology platforms for digital media and entertainment.

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

On May 20, 2015, the Company filed its last financial report on Form 10-Q for the quarter ended March 31, 2015.  Between December 2015 and June 30, 2021, the Company was abandoned by its previous officers and directors, as they failed to file the required annual list of officers and pay the annual fees owed to the Nevada Secretary of State. Consequently, the Company’s corporate charter was revoked.

Custodianship & Corporate Rehabilitation

On May 17, 2021, Shareholders First LLC filed a petition in the Eighth Judicial District Court of Clark County, Nevada, Case Number: A-21-834721-P, for the appointment of a custodian over the affairs of the Company pursuant to NRS 78.347(1)(b). The purpose of the custodianship was to reinstate the Company’s corporate charter to do business, and restore value to the Company for the benefit of shareholders and the Company itself.

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

The Custodian resolved all fees due and past debt owed to the Company’s transfer agent. The Custodian engaged BF Borgers as its principal accountant to audit the Company’s annual financial statements and to review its quarterly financial statements required to have the Company become current in its filings under the SEC’s recently imposed requirements for public companies operating under SEC Rule 15c2-11.

On July 16, 2021 the Company issued from the authorized 500,000,000 par value $0.0001 Common Shares, 290,070,000 shares of its Common Stock to its CEO and the Chief Executive Member of Shareholders First LLC, Grant Casey. These shares were awarded in recognition of the importance of Mr. Casey’s efforts in devising a strategic plan to rehabilitate the Company and enable it to become a viable operating entity, and the fact that Mr. Casey has provided the Company with its only source of liquidity via interest-free demand loans to pay for professional and regulatory fees. These shares of common stock were issued in return for a reduction of $29,007 on Mr. Casey’s related party loan due from the Company. On August 9, 2021, the shareholders voted to appoint Mr. Casey and Mr. Chan as directors of the Company.

The Custodian also resolved uncertainty regarding previous corporate debts. The Custodian filed an Application to Require Written Proof of Claim, seeking a court order requiring all previous claimants and creditors of the Company to submit written proof of their respective claim to the Custodian so the Company could identify and resolve such claims against it.

On August 9, 2021, the Eighth Judicial District Court of Nevada ordered all claimants and creditors of the Company to submit written proof of claim to the Custodian, and ordered the Custodian to give notice to all claimants and creditors by publishing a copy of the Notice of Entry of Order weekly in the Nevada Legal News, pursuant to NRS 78.675. No proofs of claim were filed or otherwise submitted to the Custodian either before or after the expiration of the claims deadline.

On September 30, 2021, the Eighth Judicial District Court of Nevada ordered that all previous claimants and creditors of the Company are barred from participating in the distribution of assets of the Company for claims which arose on or before September 30, 2021 (Notice of entry of the Order). No appeal was filed by the claimants within the timeframe for an appeal.

Shareholders First LLC has since fulfilled its duties as custodian and accordingly, the Court terminated the custodianship proceeding on June 30, 2022, with an Order Discharging Custodian and Terminating Custodianship of Wally World Media, Inc. There was no opposition. Management of the Company continues to work towards full rehabilitation and will focus efforts on developing a strategy for this Company moving forward, including, but not limited to, identifying suitable target businesses for acquisition.

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

Selection of a target business and structuring of a business combination

Management owns approximately 88.25% of the issued and outstanding shares of common stock of the Company, and will have broad flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:

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

Our auditors have expressed substantial doubt about our ability to continue as a going concern

Our audited financial statements for the years ended September 30, 2022 and 2021, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is not enough cash on hand to fund our administrative expenses and operating expenses for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company’s shares of common stock.

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

Because we are dependent upon Grant Casey, our Chief Executive Officer and director to manage and oversee our Company, the loss of him could adversely affect our plan and results of operations.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is not listed on any securities exchange and is quoted on the OTC Pink Market under the symbol “WLYW.” Only a sporadic and highly limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder in all likelihood will be unable to resell his securities in our company. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops

The following table reflects the high and low closing sales information for our common stock for each fiscal quarter during the fiscal years ended September 30, 2022 and September 30, 2021. This information was obtained from OTC Pink and reflects inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED SEPTEMBER 30, 2022:
First Quarter	$0.0590	$0.0140
Second Quarter	$0.0299	$0.0120
Third Quarter	$0.0550	$0.0125
Fourth Quarter	$0.0475	$0.0250

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED SEPTEMBER 30, 2021:
First Quarter	$0.0052	$0.0016
Second Quarter	$0.0120	$0.0030
Third Quarter	$0.1200	$0.0046
Fourth Quarter	$0.1120	$0.0203

Holders

As of December 26, 2022, there were 73 shareholders of record of the Company’s common stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is VStock Transfer LLC,18 Lafayette Place, Woodmere, NY 11598, (212)-828-8436.

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

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information otherwise required by this item.

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

Results of Operations for the Fiscal Years Ended September 30, 2022 and 2021

During the fiscal year ended September 30, 2022, the Company incurred general and administrative expenses of $48,107, as compared to $41,086 for the year ended September 30, 2021, for an increase of $7,021, or 17%. The increase was a result of ongoing efforts to maintain the Company’s status in 2022.

The Company incurred net losses of $48,107 and $13,065,229 for the years ended September 30, 2022 and 2021, respectively, for a decrease of 13,017,122, or 99%. $13,024,143 of the decrease was a result of accounting treatment of the excess quoted market value of common stock issued to repay related party advances in the prior year.

Liquidity and Capital Resources

During the fiscal year ended September 30, 2023, the Company estimates that it will need between $30,000 and $40,000, approximately, to commence and fund operations. The Company is heavily dependent upon advances from its Chief Executive Officer, Mr. Grant Casey, to meet its obligations and currently has no other viable sources of financing. There can be no assurances that the Company will be able to obtain sufficient capital or be successful in its efforts.

Going Concern

The independent registered public accounting firm auditors’ report accompanying our September 30, 2022 and 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information otherwise required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Wally World Media, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wally World Media, Inc. as of September 30, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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
January 3, 2023

Wally World Media, Inc.

Balance Sheets

	As of
	September 30,
	2022	2021

Assets
Current Assets:
Prepaid expense	$1,187	$2,257
Total current assets	1,187	2,257

Total Assets	$1,187	$2,257

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$198	$-
Advances from related parties	61,175	14,336
Total current liabilities	61,373	14,336

Total Liabilities	61,373	14,336

Commitments and Contingencies (Note 6)	-	-

Stockholders’ (Deficit):
Preferred Stock, $0.0001 par value; 50,000,000 shares authorized, 0 and 0 issued and outstanding with liquidation preference of $0 and $0 as of September 30, 2022 and September 30, 2021, respectively.	$-	$-
Common stock, $0.0001 par value; 500,000,000 shares authorized, 330,483,033 and 330,483,033 shares issued and outstanding as of September 30, 2022 and September 30, 2021, respectively.	33,048	33,048
Additional paid-in capital	15,705,814	15,705,814
Accumulated deficit	(15,799,048)	(15,750,941)
Total stockholders’ (deficit)	(60,186)	(12,079)

Total Liabilities and Stockholders’ (Deficit)	$1,187	$2,257

Wally World Media, Inc.

Statements of Operations

	Year Ended
	September 30,
	2022	2021

Revenue	$-	$-

Operating Expenses:
General and administrative expenses	48,107	41,086
Stock-based compensation expense	-	13,024,143
Total operating expenses	48,107	13,065,229

(Loss) from Operations	(48,107)	(13,065,229)

Other Expense:
Other (expense) net	-	-

Income (loss) before provision for income taxes	(48,107)	(13,065,229)
Tax provision	-	-
Net (Loss)	(48,107)	(13,065,229)

Net Loss per share (basic and diluted)	$(0.00)	$(0.13)
Weighted Average Shares Outstanding	330,483,033	100,811,170

Wally World Media, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Years Ended September 30, 2022 and 2021

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, September 30, 2020	-	$-	40,413,033	$4,041	$2,681,671	$(2,685,712)	$-

Issuance of common stock for expenses paid on behalf of company			290,070,000	29,007	13,024,143		13,053,150
Net (loss)						(13,065,229)	(13,065,229)
Balance, September 30, 2021	-	-	330,483,033	33,048	15,705,814	(15,750,941)	(12,079)

Net (loss)						(48,107)	(48,107)
Balance, September 30, 2022	-	$-	330,483,033	$33,048	15,705,814	$(15,799,048)	$(60,186)

Wally World Media, Inc.

Statement of Cash Flows

	Year Ended
	September 30,
	2022	2021

Cash Flows from Operating Activities
Net (Loss)	$(48,107)	$(13,065,229)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:	-	-
Stock-based compensation expense		13,024,143
Changes in operating assets and liabilities:
Prepaid expense	1,070	(2,257)
Accounts payable	198	-
Net cash (used for) operating activities	(46,839)	(43,343)

Cash Flows from Investing Activities
Net cash (used for) investing activities	-	-

Cash Flows from Financing Activities
Advances from related parties	46,839	43,343
Net cash provided by financing activities	46,839	43,343

Net increase (decrease) in cash	-	-
Cash at the beginning of the period	-	-
Cash at the end of the period	$-	$-

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-Cash Financing Activities
Conversion of related party advances to common stock	$-	$29,007

NOTES TO FINANCIAL STATEMENTS AS OF AND FOR THE YEAR ENDED SEPTEMBER 30, 2020

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Wally World Media, Inc. (“the Company”, “WLYW”, “we” “us”) was incorporated in the State of Nevada on May 17, 2012. The Company began as a developer of software and mobile technology platforms for digital media and entertainment.

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

On May 17, 2021, Shareholders First LLC filed a petition in the Eighth Judicial District Court of Clark County, Nevada, Case Number: A-21-834721-P, for the appointment of a custodian over the affairs of the Company pursuant to NRS 78.347(1)(b). The purpose of the Custodianship was to reinstate the Company’s corporate charter to do business, and restore value to the Company for the benefit of shareholders and the Company itself.

On June 29, 2021, the Eighth Judicial District Court of Nevada appointed Shareholders First LLC as custodian for Wally World Media, Inc., proper notice having been given to the officers and directors of Wally World Media, Inc. There was no opposition.

On June 30, 2021, the Company filed a certificate of revival with the Nevada Secretary of State, appointing Grant Casey as President, Secretary, Treasurer, Director; and also appointing Geoffrey Chan as Director.

The Custodian paid all fees due and past debt owed to the Company’s transfer agent. The Custodian engaged BF Borgers as its principal accountant to audit the Company’s annual financial statements and to review its quarterly financial statements required to have the Company become current in its filings under the SEC’s recently imposed requirements for public companies operating under SEC Rule 15c2-11.

On July 16, 2021 the Company issued from the authorized 500,000,000 par value $0.0001 Common Shares, 290,070,000 shares of its Common Stock to its CEO and the Chief Executive Member of Shareholders First LLC, Grant Casey. These shares were awarded in recognition of the importance of Mr. Casey’s efforts in devising a strategic plan to rehabilitate the Company and enable it to become a viable operating entity, and the fact that Mr. Casey has provided the Company with its only source of liquidity via interest-free demand loans to pay for professional and regulatory fees. These shares of common stock were issued in return for a reduction of $29,007 on Mr. Casey’s related party loan due from the Company. On August 9, 2021, the shareholders voted to appoint Mr. Casey and Mr. Chan as directors of the Company.

The Custodian also resolved uncertainty regarding previous corporate debts. The Custodian filed an Application to Require Written Proof of Claim, seeking a court order requiring all previous claimants and creditors of the Company to submit written proof of their respective claim to the Custodian so the Company could identify and resolve such claims against it.

On August 9, 2021, the Eighth Judicial District Court of Nevada ordered all claimants and creditors of the Company to submit written proof of claim to the Custodian, and ordered the Custodian to give notice to all claimants and creditors by publishing a copy of the Notice of Entry of Order weekly in the Nevada Legal News, pursuant to NRS 78.675. No proofs of claim were filed or otherwise submitted to the Custodian either before or after the expiration of the claims deadline.

On September 30, 2021, the Eighth Judicial District Court of Nevada ordered that all previous claimants and creditors of the Company are barred from participating in the distribution of assets of the Company for claims which arose on or before September 30, 2021 (Notice of entry of the Order). No appeal was filed by the claimants within the timeframe for an appeal.

Shareholders First LLC has since fulfilled its duties as custodian and accordingly, the Court terminated the custodianship proceeding on June 30, 2022, with an Order Discharging Custodian and Terminating Custodianship of Wally World Media, Inc. There was no opposition. Management of the Company continues to work towards full rehabilitation.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of September 30, 2022, the Company had no cash and an accumulated deficit of $15,799,048.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2022 and 2021, the Company had no cash on hand.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the years ended September 30, 2022 and 2021, the Company’s Chief Executive Officer advanced $46,839 and $43,343 to fund the Company’s expenses. These advances are due on demand and bear no interest.

On July 16, 2021 the Company took a corporate action and issued 290,070,000 shares of its Common Stock with a par value of $0.0001 to its CEO and the Chief Executive Member of Shareholders First LLC, Grant Casey. These shares were awarded in recognition of the importance of Mr. Casey’s efforts in devising a strategic plan to rehabilitate the Company and enable it to become a viable operating entity, and the fact that Mr. Casey has provided the Company with its only source of liquidity via interest-free demand loans. These shares of common stock were issued in return for a reduction of $29,007 on Mr. Casey’s then-outstanding loan of $43,343 due from the Company.

As of September 30, 2022, and September 30, 2020, the Company was indebted to its Chief Executive Officer in the amounts of $61,175 and $14,336, respectively.

NOTE 4 – PREPAID EXPENSE

During the fiscal years ended September 30, 2022 and 2021, the Company prepaid $4,163 and $2,498 of general and administrative expenses and expensed $5,233 and $240, respectively.

As of September 30, 2022 and 2021, prepaid expense balances were $1,187 and $2,257, respectively.

NOTE 5 – Stockholders Equity (Deficit)

Preferred stock

The Company authorized 50,000,000 preferred shares of $0.0001 par value. Preferred shares may be designated by the Company’s board of directors. There were no preferred shares issued and outstanding as of September 30, 2022 and 2021.

Common stock

The Company has authorized 500,000,000 shares of $0.0001 par value, common stock. As of each September 30, 2022, there were 330,483,033 shares of common stock issued and outstanding.

On July 16, 2021, the Company issued 290,070,000 common shares at par value to its CEO for services rendered and as repayment for $29,007 of expenses paid on behalf of the Company. Based on quoted market prices on that date, the Company determined that the aggregate quoted market value of these shares was $13,053,150 and recorded the $13,024,143 of stock-based compensation expense for accounting purposes during 2021. The Company recognized no stock-based compensation expense in 2022.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments or contingencies as of September 30, 2022 or 2021.

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal years ended September 30, 2022 and 2021.

NOTE 7 – INCOME TAXES

The Company recorded no deferred income tax provision or benefit for the years ended September 30, 2022 or 2021, because the Company believes it is more likely than not that net operating loss carryforwards will not be utilized in the near future due to net losses. The Company has generated no taxable income. The income tax provision (benefit) differs from the amount computed by applying the U.S. Federal income tax rate of 21% plus applicable state rates to the loss before income taxes due to the unrecognized benefit resulting from the Company’s valuation allowance, as well as due to nondeductible expenses. The Company’s blended tax rate of 21% currently consists of 21% for U.S. Federal income tax and 0% for Nevada state income taxes. The following tables set forth the Company’s analysis of its deferred tax assets and related valuation allowances:

Income Tax Valuation Allowance

	As of September 30,
	2022	2021

Net loss before income taxes	$(48,107)	$(13,065,229)
Adjustments to net loss
Permanent book-tax differences	-	13,024,143
Temporary book-tax differences	(1,187)	(2,257)
Net taxable income (loss)	(47,629)	(43,343)
Income tax rate	21%	21%
Income tax recovery	$(10,352)	$(9,102)
Valuation allowance change	$(10,352)	$(9,102)

Provision for income taxes	$-	$-

Components of Deferred Income Tax Assets

	As of September 30,
	2022	2021

Net operating loss carryforward	$19,454	$9,102
Valuation allowance	(19,454)	(9,102)
Net deferred income tax asset	$-	$-

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of September 30, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the year September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Grant Casey	28	President and Director
Geoffrey Chan	30	Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Grant Casey, President and Director

Grant Casey, 28, has been President and Chairman of the Company since June 30, 2021. Grant Casey is a private investor. Briefly during 2018, Mr. Casey was a Managing Member at BlockTerra Capital, LLC. From 2018 to 2020, Mr. Casey worked as a paid consultant for several small to mid-sized public and private companies, where he assisted in performing due diligence, merger negotiations, and general business consulting. Since June 2019, Mr. Casey has been the Chief Executive Member of Shareholders First LLC, which focuses on shareholder advocacy and specializes in active investing in distressed public companies. Mr. Casey holds a B.S. in Economics – Management Science from the University of California, San Diego.

Geoffrey Chan, Director

Geoffrey Chan, 30, is a private investor and Managing Member of Shareholders First LLC. In 2017 Mr. Chan began his career as a staff accountant in the healthcare industry and later moved on to a controller position at Unite4, LLC from 2018 through 2019. In addition to serving as Managing Member of Shareholders First LLC, Mr. Chan is currently providing management consulting for multiple California-based startups. Mr. Chan holds a B.A. in International Business from the University of California, San Diego. Mr. Chan also holds an MBA and certification in Strategy and Management Consulting from the University of Southern California – Marshall School of Business.

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

Audit Committee

We do not have any committees of the Board as we only have two directors.

Director Independence

We do not currently have any independent directors. We evaluate independence by the standards for director independence established by Marketplace Rule 5605(a)(2) of the Nasdaq Stock Market, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires that executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes of ownership with the SEC within specified due dates. These persons are required by SEC regulations to furnish the Company with copies of all such reports they file. We are not aware of whether all of our executive officers, directors and 10% stockholders timely filed all required reports under Section 16(a) in a timely manner with respect to our fiscal year ended September 30, 2022.

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

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal years ended September 30, 2022 and 2021 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

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

Outstanding Equity Awards at Fiscal Year End

As of September 30, 2022 none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

Director Compensation

To date, we have not paid our director any compensation for services on our Board.

Equity Compensation Plan Information

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended September 30, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of the Company’s Common Stock as of December 26, 2022 for the following: (i) each person who is known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director of the Company; (iii) each named executive officer (collectively, the “Named Executive Officers”) of the Company; and (iv) all Directors and executive officers of the Company as a group.

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

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Grant Casey, President and Director (2) 7121 West Craig Road, #113-38 Las Vegas, NV 89129	291,145,904	88.097%

Geoffrey Chan, Director 7121 West Craig Road, #113-38 Las Vegas, NV 89129	554,500	*

All Executive Officers and Directors as a group (2 persons)	291,700,404	88.26%

Other 5% Shareholders

*	Less than 1% of the issued and outstanding shares of common stock.

(1)	Based on 330,483,033 shares of common stock outstanding as of December 26, 2022.

(2)	Grant Casey is the beneficial owner of 1,075,904 shares which are held in “street name” on the books and records of the Company’s stockholders. Also includes 290,070,000 common shares held in “Restricted Book” form on the books and records of the Company’s stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

	Year Ended September 30,
	2022	2021
Audit fees	$20,140	$23,700
Total fees paid or accrued to our principal accountant	$20,140	$23,700

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

a.	Consolidated Financial Statements

The financial statements are filed as part of this Annual Report on Form 10-K under “Item 8. Financial Statements and Supplementary Data.”

b.	Financial Statement Schedules

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
January 13, 2023

