Form 10-Q
period 2023-06-30
Wally World Media, Inc
filed 2023-08-15
CIK 1555214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 14, 2023, there were 330,483,033 shares of the registrant’s common stock outstanding.

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

3

Item 1. Financial Statements

4

WALLY WORLD MEDIA, INC.

BALANCE SHEETS

(Unaudited)

	As of
	June 30, 2023	September 30, 2022
	(Unaudited)
Assets
Current Assets:
Prepaid expense	$784	$1,187
Total current assets	784	1,187

Total Assets	$784	$1,187

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$198	$198
Advances from related parties	86,299	61,175
Total current liabilities	86,497	61,373

Total Liabilities	86,497	61,373

Commitments and Contingencies (Note 6)	-	-

Stockholders’ (Deficit):
Preferred Stock, $0.0001 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding with liquidation preference of $0 and $0 as of June 30, 2023 and September 30, 2022, respectively.	$-	$-
Common stock, $0.0001 par value; 500,000,000 shares authorized, 330,483,033 and 330,483,033 shares issued and outstanding as of June 30, 2023 and September 30, 2022, respectively.	33,048	33,048
Additional paid-in capital	15,705,814	15,705,814
Accumulated deficit	(15,824,575)	(15,799,048)
Total stockholders’ (deficit)	(85,713)	(60,186)

Total Liabilities and Stockholders’ (Deficit)	$784	$1,187

The accompanying notes are an integral part of these financial statements.

WALLY WORLD MEDIA, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Operating Expenses:
General and administrative expenses	6,990	10,202	25,527	41,491
Total operating expenses	6,990	10,202	25,527	41,491

(Loss) from Operations	(6,990)	(10,202)	(25,527)	(41,491)

Other Expense:
Other (expense) net	-	-	-	-

Income (loss) before provision for income taxes	(6,990)	(10,202)	(25,527)	(41,491)
Tax provision	-	-	-	-
Net (Loss)	(6,990)	(10,202)	(25,527)	(41,491)

Net Loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding	330,483,033	330,483,033	330,483,033	330,483,033

The accompanying notes are an integral part of these financial statements.

WALLY WORLD MEDIA, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended June 30, 2022

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 31, 2022	-	$-	330,483,033	$33,048	$15,705,814	$(15,782,230)	$(43,368)

Net (loss)						(10,202)	(10,202)
Balance, June 30, 2022	-	$-	330,483,033	$33,048	15,705,814	$(15,792,432)	$(53,570)

Balance, September 30, 2021	-	$-	330,483,033	$33,048	$15,705,814	$(15,750,941)	$(12,079)

Net (loss)						(41,491)	(41,491)
Balance, June 30, 2022	-	$-	330,483,033	$33,048	15,705,814	$(15,792,432)	$(53,570)

The accompanying notes are an integral part of these financial statements.

WALLY WORLD MEDIA, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended June 30, 2023

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 31, 2023	-	$-	330,483,033	$33,048	$15,705,814	$(15,817,585)	$(78,723)

Net (loss)						(6,990)	(6,990)
Balance, June 30, 2023	-	$-	330,483,033	$33,048	15,705,814	$(15,824,575)	$(85,713)

Balance, September 30, 2022	-	$-	330,483,033	$33,048	$15,705,814	$(15,799,048)	$(60,186)

Net (loss)						(25,527)	(25,527)
Balance, June 30, 2023	-	$-	330,483,033	$33,048	15,705,814	$(15,824,575)	$(85,713)

The accompanying notes are an integral part of these financial statements.

WALLY WORLD MEDIA, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2023	2022
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net (Loss)	$(25,527)	$(41,491)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:	-	-
Stock-based compensation expense		-
Changes in operating assets and liabilities:
Prepaid expense	403	1,408
Accounts payable	-	2,723
Net cash (used for) operating activities	(25,124)	(37,360)

Cash Flows from Investing Activities
Net cash (used for) investing activities	-	-

Cash Flows from Financing Activities
Advances from related parties	25,124	37,360
Net cash provided by financing activities	25,124	37,360

Net increase (decrease) in cash	-	-
Cash at the beginning of the period	-	-
Cash at the end of the period	$-	$-

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of June 30, 2023, the Company had no cash and an accumulated deficit of $15,824,575.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Recently the Company is being funded by Grant Casey, our CEO, who extended interest-free demand loans to the Company. Historically, the Company raised capital through private placements, to finance working capital needs and may attempt to raise capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to so until its operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2023 and September 30, 2022, the Company had no cash on hand.

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

Note 3. Related Party Transactions

During the nine months ended June 30, 2023, the Company’s Chief Executive Officer advanced $25,124 to fund the Company’s expenses. These advances are due on demand and bear no interest. As of June 30, 2023, and September 30, 2022, the Company was indebted to its Chief Executive Officer in the amounts of $86,299 and $61,175, respectively.

Note 4. Prepaid Expense

During the three and nine months ended June 30, 2023, the Company prepaid $0 and $3,330 of expenses, respectively. During the three and nine months ended June 30, 2023, the Company amortized $1,238 and $3,733, respectively, of prepaid expenses to general and administrative expense.

As of June 30, 2023 and September 30, 2022, the unamortized balance of prepaid expenses was $784 and $1,187, respectively.

Note 5. Stockholders’ Equity (Deficit)

Preferred stock

The Company authorized 50,000,000 preferred shares of $0.0001 par value. Preferred shares may be designated by the Company’s board of directors. There were no preferred shares designated as of June 30, 2023.

Common stock

The Company has authorized 500,000,000 shares of $0.0001 par value, common stock. As of June 30, 2023, 330,483,033 shares of common stock were issued and outstanding.

Note 6. Commitments and Contingencies

The Company did not have any outstanding contractual commitments or obligations as of June 30, 2023.

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

Operating results for the three months ended June 30, 2023 and 2022:

The Company incurred $6,990 of general and administrative expenses for the three months ended June 30, 2023, as compared to $10,202 for the three months ended June 30, 2022. These expenses resulted in net operating losses of $6,990 and $10,202 for the three months ended June 30, 2023 and 2022, respectively.

Operating results for the nine months ended June 30, 2023 and 2022:

The Company incurred $25,527 of general and administrative expenses for the nine months ended June 30, 2023, as compared to $41,491 for the nine months ended June 30, 2022. These expenses resulted in net operating losses of $10,202 and $41,491 for the nine months ended June 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

During the nine months ended June 30, 2023 and 2022, net cash used for operations was $25,124 and $37,360, respectively. The cash used during the interim period was attributable to general and administrative expenses required to maintain the Company’s reporting status.

During the nine months ended June 30, 2023 and 2022, the Company recognized no cash flows from investing activities.

During the nine months ended June 30, 2023 and 2022, financing activities generated $25,124 and $37,360 of cash flows, respectively. The cash flows from financing activities in the interim period were a result of advances from the Company’s CEO to fund operating expenses on behalf of the Company.

As of June 30, 2023, the Company’s operations generated no revenues or cash, and management was the sole source of cash resources. We are dependent upon interim funding provided by management or an affiliated party to pay professional fees and expenses. Our management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by management. As of June 30, 2023, we had $0 in cash.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), both of which roles are performed by Grant Casey, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2023. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2023, due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of June 30, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the three months ending June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 15, 2023	Wally World Media, Inc.

	By:	/s/ Grant Casey
Grant Casey
President/Chief Financial Officer

