Form 10-K
period 2023-09-30
Wally World Media, Inc
filed 2024-01-16
CIK 1555214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $1,582,307, computed by reference to the price at which the common equity was last sold, as of March 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter.

As of January 1, 2024, there were 330,483,033 shares of common stock, $0.0001 par value outstanding.

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

Our auditors have expressed substantial doubt about our ability to continue as a going concern

Our audited financial statements for the years ended September 30, 2023 and 2022, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is not enough cash on hand to fund our administrative expenses and operating expenses for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company’s shares of common stock.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is not listed on any securities exchange and is quoted on the OTC Pink Market under the symbol “WLYW.” Only a sporadic and highly limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder in all likelihood will be unable to resell his securities in our company. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops

The following table reflects the high and low closing sales information for our common stock for each fiscal quarter during the fiscal years ended September 30, 2023 and September 30, 2022. This information was obtained from OTC Pink and reflects inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED SEPTEMBER 30, 2023:
First Quarter	$0.0470	$0.0200
Second Quarter	$0.0430	$0.0200
Third Quarter	$0.0413	$0.0100
Fourth Quarter	$0.0315	$0.0117

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED SEPTEMBER 30, 2022:
First Quarter	$0.0590	$0.0140
Second Quarter	$0.0299	$0.0120
Third Quarter	$0.0550	$0.0125
Fourth Quarter	$0.0475	$0.0250

Holders

As of December 25, 2023, there were 73 shareholders of record of the Company’s common stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is VStock Transfer LLC,18 Lafayette Place, Woodmere, NY 11598, (212)-828-8436.

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

Results of Operations for the Fiscal Years Ended September 30, 2023 and 2022

During the fiscal year ended September 30, 2023, the Company incurred general and administrative expenses of $31,119, as compared to $48,107 for the year ended September 30, 2022, for a decrease of $16,988, or 35%. The decrease was a result of lower legal and other professional service fees, due to termination of the custodianship proceedings in 2022 and the Company being current in its financial reporting obligations.

The Company incurred net losses of $31,119 and $48,107 for the years ended September 30, 2023 and 2022, respectively, for a decrease of 16,988, or 35%.

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our September 30, 2023 and 2022 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wally World Media, Inc. as of September 30, 2023 and 2022, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2021

Lakewood, CO

January 16, 2024

Wally World Media, Inc.

Balance Sheets

	As of
	September 30,
	2023	2022

Assets
Current Assets:
Prepaid expense	$-	$1,187
Total current assets	-	1,187

Total Assets	$-	$1,187

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$495	$198
Advances from related parties	90,810	61,175
Total current liabilities	91,305	61,373

Total Liabilities	91,305	61,373

Commitments and Contingencies (Note 6)	-	-

Stockholders’ (Deficit):
Preferred Stock, $0.0001 par value; 50,000,000 shares authorized, 0 and 0 issued and outstanding with liquidation preference of $0 and $0 as of September 30, 2023 and September 30, 2022, respectively.	$-	$-
Common stock, $0.0001 par value; 500,000,000 shares authorized, 330,483,033 and 330,483,033 shares issued and outstanding as of September 30, 2023 and September 30, 2022, respectively.	33,048	33,048
Additional paid-in capital	15,705,814	15,705,814
Accumulated deficit	(15,830,167)	(15,799,048)
Total stockholders’ (deficit)	(91,305)	(60,186)

Total Liabilities and Stockholders’ (Deficit)	$-	$1,187

Wally World Media, Inc.

Statements of Operations

	Year Ended
	September 30,
	2023	2022

Revenue	$-	$-

Operating Expenses:
General and administrative expenses	31,119	48,107
Stock-based compensation expense	-	-
Total operating expenses	31,119	48,107

(Loss) from Operations	(31,119)	(48,107)

Other Expense:
Other (expense) net	-	-

Income (loss) before provision for income taxes	(31,119)	(48,107)
Tax provision	-	-
Net (Loss)	(31,119)	(48,107)

Net Loss per share (basic and diluted)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding	330,483,033	330,483,033

Wally World Media, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Years Ended September 30, 2023 and 2022

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, September 30, 2021	-	-	330,483,033	33,048	15,705,814	(15,750,941)	(12,079)

Net (loss)						(48,107)	(48,107)
Balance, September 30, 2022	-	-	330,483,033	33,048	15,705,814	(15,799,048)	(60,186)

Net (loss)						(31,119)	(31,119)
Balance, September 30, 2023	-	$-	330,483,033	$33,048	15,705,814	$(15,830,167)	$(91,305)

Wally World Media, Inc.

Statement of Cash Flows

	Year Ended
	September 30,
	2023	2022

Cash Flows from Operating Activities
Net (Loss)	$(31,119)	$(48,107)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:	-	-
Stock-based compensation expense	-	-
Changes in operating assets and liabilities:
Prepaid expense	1,187	1,070
Accounts payable	297	198
Net cash (used for) operating activities	(29,635)	(46,839)

Cash Flows from Investing Activities
Net cash (used for) investing activities	-	-

Cash Flows from Financing Activities
Advances from related parties	29,635	46,839
Net cash provided by financing activities	29,635	46,839

Net increase (decrease) in cash	-	-
Cash at the beginning of the period	-	-
Cash at the end of the period	$-	$-

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-Cash Financing Activities
Conversion of related party advances to common stock	$-	$-

NOTES TO FINANCIAL STATEMENTS AS OF AND FOR THE YEAR ENDED SEPTEMBER 30, 2023

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of September 30, 2023, the Company had no cash and an accumulated deficit of $15,830,167.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2023 and 2022, the Company had no cash on hand.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the years ended September 30, 2023 and 2022, the Company’s Chief Executive Officer advanced $29,635 and $46,839 to fund the Company’s expenses. These advances are due on demand and bear no interest.

As of September 30, 2023, and September 30, 2022, the Company was indebted to its Chief Executive Officer in the amounts of $90,810 and $61,175 respectively.

NOTE 4 – PREPAID EXPENSE

During the fiscal years ended September 30, 2023 and 2022, the Company prepaid $3,330 and $4,163 of general and administrative expenses and expensed $4,517 and $5,233, respectively.

As of September 30, 2023 and 2022, prepaid expense balances were $0 and $1,187, respectively.

NOTE 5 – Stockholders Equity (Deficit)

Preferred stock

The Company authorized 50,000,000 preferred shares of $0.0001 par value. Preferred shares may be designated by the Company’s board of directors. There were no preferred shares issued and outstanding as of September 30, 2023 and 2022.

Common stock

The Company has authorized 500,000,000 shares of $0.0001 par value, common stock. As of each September 30, 2023, there were 330,483,033 shares of common stock issued and outstanding.

On July 16, 2021, the Company issued 290,070,000 common shares at par value to its CEO for services rendered and as repayment for $29,007 of expenses paid on behalf of the Company. Based on quoted market prices on that date, the Company determined that the aggregate quoted market value of these shares was $13,053,150 and recorded the $13,024,143 of stock-based compensation expense for accounting purposes during 2021. The Company recognized no stock-based compensation expense in 2022 or 2023.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments or contingencies as of September 30, 2023 or 2022.

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal years ended September 30, 2023 and 2022.

NOTE 7 – INCOME TAXES

The Company recorded no deferred income tax provision or benefit for the years ended September 30, 2023 or 2022, because the Company believes it is more likely than not that net operating loss carryforwards will not be utilized in the near future due to net losses. The Company has generated no taxable income. The income tax provision (benefit) differs from the amount computed by applying the U.S. Federal income tax rate of 21% plus applicable state rates to the loss before income taxes due to the unrecognized benefit resulting from the Company’s valuation allowance, as well as due to nondeductible expenses. The Company’s blended tax rate of 21% currently consists of 21% for U.S. Federal income tax and 0% for Nevada state income taxes. The following tables set forth the Company’s analysis of its deferred tax assets and related valuation allowances:

Income Tax Valuation Allowance

	As of September 30,
	2023	2022

Net loss before income taxes	$(31,119)	$(48,107)
Adjustments to net loss
Permanent book-tax differences	-	-
Temporary book-tax differences	-	(1,187)
Net taxable income (loss)	(31,119)	(47,629)
Income tax rate	21%	21%
Income tax recovery	$(6,535)	$(10,352)
Valuation allowance change	$3,817	$(1,250)

Provision for income taxes	$-	$-

Components of Deferred Income Tax Assets

	As of September 30,
	2023	2022

Net operating loss carryforward	$25,989	$19,454
Valuation allowance	(25,989)	(19,454)
Net deferred income tax asset	$-	$-

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of September 30, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the year September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Grant Casey	29	President and Director
Geoffrey Chan	31	Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Grant Casey, President and Director

Grant Casey, 29, has been President and Chairman of the Company since June 30, 2021. Grant Casey is a private investor. Briefly during 2018, Mr. Casey was a Managing Member at BlockTerra Capital, LLC. From 2018 to 2020, Mr. Casey worked as a paid consultant for several small to mid-sized public and private companies, where he assisted in performing due diligence, merger negotiations, and general business consulting. Since June 2019, Mr. Casey has been the Chief Executive Member of Shareholders First LLC, which focuses on shareholder advocacy and specializes in active investing in distressed public companies. Mr. Casey holds a B.S. in Economics – Management Science from the University of California, San Diego.

Geoffrey Chan, Director

Geoffrey Chan, 31, is a private investor and Managing Member of Shareholders First LLC. In 2017 Mr. Chan began his career as a staff accountant in the healthcare industry and later moved on to a controller position at Unite4, LLC from 2018 through 2019. In addition to serving as Managing Member of Shareholders First LLC, Mr. Chan is currently providing management consulting for multiple California-based startups. Mr. Chan holds a B.A. in International Business from the University of California, San Diego. Mr. Chan also holds an MBA and certification in Strategy and Management Consulting from the University of Southern California – Marshall School of Business.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires that executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes of ownership with the SEC within specified due dates. These persons are required by SEC regulations to furnish the Company with copies of all such reports they file. We are not aware of whether all of our executive officers, directors and 10% stockholders timely filed all required reports under Section 16(a) in a timely manner with respect to our fiscal year ended September 30, 2023.

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

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal years ended September 30, 2023 and 2022 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

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

Outstanding Equity Awards at Fiscal Year End

As of September 30, 2023 none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

Director Compensation

To date, we have not paid our director any compensation for services on our Board.

Equity Compensation Plan Information

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended September 30, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of the Company’s Common Stock as of December 25, 2023 for the following: (i) each person who is known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director of the Company; (iii) each named executive officer (collectively, the “Named Executive Officers”) of the Company; and (iv) all Directors and executive officers of the Company as a group.

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

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Grant Casey, President and Director (2) 7121 West Craig Road, #113-38 Las Vegas, NV 89129	291,158,404	88.1%

Geoffrey Chan, Director 7121 West Craig Road, #113-38 Las Vegas, NV 89129	1,012,100	*

All Executive Officers and Directors as a group (2 persons)	292,170,504	88.4%

Other 5% Shareholders

*	Less than 1% of the issued and outstanding shares of common stock.

(1)	Based on 330,483,033 shares of common stock outstanding as of December 25, 2023.

(2)	Grant Casey is the beneficial owner of 1,088,404 shares which are held in “street name” on the books and records of the Company’s stockholders. Also includes 290,070,000 common shares held in “Restricted Book” form on the books and records of the Company’s stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

	Year Ended September 30,
	2023	2022
Audit fees	$20,350	$20,140
Total fees paid or accrued to our principal accountant	$20,350	$20,140

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

a.	Consolidated Financial Statements

The financial statements are filed as part of this Annual Report on Form 10-K under “Item 8. Financial Statements and Supplementary Data.”

b.	Financial Statement Schedules

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
January 16, 2024

