Form 10-Q
period 2023-12-31
Wally World Media, Inc
filed 2024-02-20
CIK 1555214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

As of February 19, 2024, there were 330,483,033 shares of the registrant’s common stock outstanding.

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

3

Item 1. Financial Statements

4

WALLY WORLD MEDIA, INC.

BALANCE SHEETS

(Unaudited)

	As of
	December 31, 2023	September 30, 2023
	(Unaudited)
Assets
Current Assets:
Prepaid expense	$1,125	$-
Total current assets	1,125	-

Total Assets	$1,125	$-

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$99	$495
Advances from related parties	92,835	90,810
Total current liabilities	92,934	91,305

Total Liabilities	92,934	91,305

Commitments and Contingencies (Note 6)	-	-

Stockholders’ (Deficit):
Preferred Stock, $0.0001 par value; 50,000,000 shares authorized, 0 and 0 issued and outstanding with liquidation preference of $0 and $0 as of December 31, 2023 and September 30, 2023, respectively.	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized, 330,483,033 and 330,483,033 shares issued and outstanding as of December 31, 2023 and September 30, 2023, respectively.	33,048	33,048
Additional paid-in capital	15,705,814	15,705,814
Accumulated deficit	(15,830,671)	(15,830,167)
Total stockholders’ (deficit)	(91,809)	(91,305)

Total Liabilities and Stockholders’ (Deficit)	$1,125	$-

The accompanying notes are an integral part of these financial statements.

WALLY WORLD MEDIA, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	December 31,
	2023	2022
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Operating Expenses:
General and administrative expenses	504	10,448
Total operating expenses	504	10,448

(Loss) from Operations	(504)	(10,448)

Other Expense:
Other (expense) net	-	-

Income (loss) before provision for income taxes	(504)	(10,448)
Tax provision	-	-
Net (Loss)	$(504)	$(10,448)

Net Loss per share (basic and diluted)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding	330,483,033	330,483,033

The accompanying notes are an integral part of these financial statements.

WALLY WORLD MEDIA, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended December 31, 2022

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, September 30, 2022	-	$-	330,483,033	$33,048	$15,705,814	$(15,799,048)	$(60,186)

Net (loss)						(10,448)	(10,448)
Balance, December 31, 2022	-	-	330,483,033	33,048	15,705,814	(15,809,496)	(70,634)

The accompanying notes are an integral part of these financial statements.

WALLY WORLD MEDIA, INC.

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the Three Months Ended December 31, 2023

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, September 30, 2023	-	-	330,483,033	$33,048	$15,705,814	$(15,830,167)	$(91,305)

Net (loss)						(504)	(504)
Balance, December 31, 2023	-	$-	330,483,033	$33,048	15,705,814	$(15,830,671)	$(91,809)

The accompanying notes are an integral part of these financial statements.

WALLY WORLD MEDIA, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 31,
	2023	2022
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net (Loss)	$(504)	$(10,448)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:	-	-
Stock-based compensation expense	-	-
Changes in operating assets and liabilities:
Prepaid expense	(1,125)	(409)
Accounts payable	(396)	(99)
Net cash (used for) operating activities	(2,025)	(10,956)

Cash Flows from Investing Activities
Net cash (used for) investing activities	-	-

Cash Flows from Financing Activities
Advances from related parties	2,025	10,956
Net cash provided by financing activities	2,025	10,956

Net increase (decrease) in cash	-	-
Cash at the beginning of the period	-	-
Cash at the end of the period	$-	$-

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the years ended September 30, 2023 and 2022 as presented in the Company’s Annual Report on Form 10-K.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of December 31, 2023, the Company had no cash and an accumulated deficit of $15,830,671.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2023 and September 30, 2023, the Company had no cash on hand.

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

Note 3. Related Party Transactions

During the three months ended December 31, 2023, the Company’s Chief Executive Officer advanced $2,025 to fund the Company’s expenses. These advances are due on demand and bear no interest. As of December 31, 2023, and September 30, 2023, the Company was indebted to its Chief Executive Officer in the amounts of $92,835 and $90,810, respectively.

Note 4. Prepaid Expense

During the three months ended December 31, 2023, the Company prepaid $1,249 of expenses and amortized a total of $124 to general and administrative expenses during the period.

As of December 31, 2023 and September 30, 2023, the unamortized balance of prepaid expenses was $1,125 and $0, respectively.

Note 5. Stockholders’ Equity (Deficit)

Preferred stock

The Company has authorized 50,000,000 shares of Preferred Stock, $0.0001 par value. Preferred shares may be designated by the Company’s board of directors. There were no shares designated as of December 31, 2023.

Common stock

The Company has authorized 500,000,000 shares of Common Stock, $0.0001 par value. As of December 31, 2023, there were 330,483,033 shares of Common Stock issued and outstanding.

Note 6. Commitments and Contingencies

The Company did not have any outstanding contractual commitments or obligations as of December 31, 2023 and September 30, 2023.

Note 7. Subsequent Events

Management has evaluated significant events through the date of these financial statements and determined that none require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this quarterly report on Form 10-Q is intended to be read with the information contained in our Annual Report on Form 10-K for the year ended September 30, 2023 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our 10-K, dated January 16, 2024 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

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

Operating results for the three months ended December 31, 2023 and 2022:

The Company incurred $504 of general and administrative expenses for the three months ended December 31, 2023, as compared to $10,448 for the three months ended December 31, 2022. These expenses resulted in net operating losses of $504 and $10,448 for the three months ended December 31, 2023 and 2022, respectively.

The change was a result of reduced expenses incurred in connection to corporate revival efforts during the fiscal year ended September 30, 2022 and ongoing general and administrative expenses in the three months ended December 31, 2023.

Liquidity and Capital Resources

During the three months ended December 31, 2023 and 2022, net cash used for operations was $2,025 and $10,956, respectively. The cash used during the interim period was attributable to general and administrative expenses to run the Company.

During the three months ended December 31, 2023 and 2022, the Company recognized no cash flows from investing activities.

During the three months ended December 31, 2023 and 2022, financing activities generated $2,025 and $10,956 of cash flows, respectively. The cash flows from financing activities in the interim period were a result of advances from the Company’s CEO to fund expenses on behalf of the Company.

As of December 31, 2023, the Company’s operations generated no revenues or cash, and management was the sole source of cash resources. We are dependent upon interim funding provided by management or an affiliated party to pay professional fees and expenses. Our management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by management. As of December 31, 2023, we had no cash.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), both of which roles are performed by Grant Casey, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2023. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2023, due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the three months ending December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the period ended September 30, 2023, which sections are incorporated by reference into this report, as the same may be updated from time to time. Prospective investors are encouraged to consider the risks described in our 2023 Form 10-K, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the September 30, 2023, Form 10-K.

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

Date: February 20, 2024	Wally World Media, Inc.

	By:	/s/ Grant Casey
Grant Casey
President/Chief Financial Officer

