Form 10-Q
period 2024-03-31
Wally World Media, Inc
filed 2024-05-20
CIK 1555214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 20, 2024, there were 330,483,033 shares of the registrant’s common stock outstanding.

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

3

Item 1. Financial Statements

4

WALLY WORLD MEDIA, INC.

BALANCE SHEETS

(Unaudited)

	As of
	March 31, 2024	September 30, 2023
	(Unaudited)	(Unaudited)
Assets
Current Assets:
Prepaid expense	$-	$-
Total current assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$20,156	$495
Advances from related parties	92,984	90,810
Total current liabilities	113,140	91,305

Total Liabilities	113,140	91,305

Commitments and Contingencies (Note 6)	-	-

Stockholders’ (Deficit):
Preferred Stock, $0.0001 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding with liquidation preference of $0 and $0 as of March 31, 2024, and September 30, 2023, respectively.	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized, 330,483,033 and 330,483,033 shares issued and outstanding as of March 31, 2024, and September 30, 2023, respectively.	33,048	33,048
Additional paid-in capital	15,705,814	15,705,814
Accumulated deficit	(15,852,002)	(15,830,167)
Total stockholders’ (deficit)	(113,140)	(91,305)

Total Liabilities and Stockholders’ (Deficit)	$-	$-

WALLY WORLD MEDIA, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-

Operating Expenses:
General and administrative expenses	21,331	8,089	21,835	18,537
Total operating expenses	21,331	8,089	21,835	18,537

(Loss) from Operations	(21,331)	(8,089)	(21,835)	(18,537)

Other Income/(Expense):	-	-	-	-
Net (Loss)	$(21,331)	$(8,089)	$(21,835)	$(18,537)

Net Loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding	330,483,033	330,483,033	330,483,033	330,483,033

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

WALLY WORLD MEDIA, INC.

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the Three Months Ended March 31, 2024

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2023	-	$-	330,483,033	$33,048	$15,705,814	$(15,830,671)	$(91,809)

Net (loss)						(21,331)	(21,331)
Balance, March 31, 2024	-	-	330,483,033	33,048	15,705,814	$(15,852,002)	$(113,140)

Balance, September 30, 2023	-	-	330,483,033	$33,048	$15,705,814	$(15,830,167)	$(91,305)

Net (loss)						(21,835)	(21,835)
Balance, March 31, 2024	-	$-	330,483,033	$33,048	15,705,814	$(15,852,002)	$(113,140)

WALLY WORLD MEDIA, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net (Loss)	$(21,835)	$(18,537)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:	-	-
Stock-based compensation expense	-
Changes in operating assets and liabilities:	-
Prepaid expense	-	(836)
Accounts payable	19,661	549
Net cash (used for) operating activities	(2,174)	(18,824)

Cash Flows from Investing Activities
Net cash (used for) investing activities	-	-

Cash Flows from Financing Activities
Advances from related party	2,174	18,824
Net cash provided by financing activities	2,174	18,824

Net increase (decrease) in cash		-
Cash at the beginning of the period	-	-
Cash at the end of the period	$-	$-
	-
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto at September 30, 2023 as presented in the Company’s Annual Report on Form 10-K.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of March 31, 2024, the Company had no cash and an accumulated deficit of $15,852,002.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2024 and September 30, 2023, the Company had no cash on hand.

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

Note 3. Related Party Transactions

During the six months ended March 31, 2024, the Company’s Chief Executive Officer advanced $2,174 to fund the Company’s expenses. These advances are due on demand and bear no interest. As of March 31, 2024, and September 30, 2023, the Company was indebted to its Chief Executive Officer in the amounts of $92,984 and $90,810, respectively.

Note 4. Prepaid Expense

During the three and six months ended March 31, 2024, the Company amortized $1,125 and $124, respectively, of prepaid expenses to general and administrative expense.

As of March 31, 2024 and September 30, 2023, the unamortized balance of prepaid expenses was $0 and $0, respectively.

Note 5. Stockholders’ Equity (Deficit)

Preferred stock

The Company authorized 50,000,000 preferred shares of $0.0001 par value. Preferred shares may be designated by the Company’s board of directors. There were no preferred shares designated as of March 31, 2024.

Common stock

The Company has authorized 500,000,000 shares of $0.0001 par value, common stock. As of March 31, 2024, there were 330,483,033 shares of common stock issued and outstanding.

Note 6. Commitments and Contingencies

The Company did not have any outstanding contractual commitments or obligations as of March 31, 2024.

Note 7. Subsequent Events

On May 3, 2024, the Board of Directors of Wally World Media, Inc. (the “Company”) dismissed BF Borgers CPA PC (“BF Borgers”) as the Company’s independent registered public accounting firm, effective immediately.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This is to advise that the unaudited interim financial information presented in this Quarterly Report on Form 10-Q for the period ended March 31, 2024, has not been reviewed by an outside independent accounting firm as required by the rules of the Securities and Exchange Commission as a consequence of having to engage a new independent accounting firm to replace BF Borgers CPA PC as a result of BF Borgers not currently being permitted to appear or practice before the SEC for reasons described in the SEC’s Order Instituting Public Administrative and Cease-and-Desist Proceedings Pursuant to Section 8A of the Securities Act of 1933, Sections 4C and 21C of the Securities Exchange Act of 1934 and Rule 102(e) of the Commission’s Rules of Practice, Making Findings, and Imposing Remedial Sanctions and a Cease-and-Desist Order, dated May 3, 2024. As a result, this filing is considered to be incomplete and the Company is no longer considered to be timely or current in its filings under the Securities Exchange Act of 1934, as amended. While this filing does not comply with the requirements of Regulation S-X, and should not be interpreted to be a substitute for the review that would normally occur by the Company’s independent registered public accounting firm, management believes that the interim financial information presented herein fairly presents, in all material respects, the financial condition and results of operations of the Company as of the end of and for the referenced periods and may be reasonably relied upon. The Company intends to file an amendment to this Quarterly Report on Form 10-Q as soon as practicable with a review by a new independent registered public accounting firm.

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

Operating results for the three months ended March 31, 2024 and 2023:

The Company incurred $21,331 of general and administrative expenses for the three months ended March 31, 2024, as compared to $8,089 for the three months ended March 31, 2023, an increase of $13,242 or 164%. These expenses resulted in net operating losses of $21,331 and $8,089 for the three months ended March 31, 2024 and 2023, respectively.

Operating results for the six months ended March 31, 2024 and 2023:

The Company incurred $21,835 of general and administrative expenses for the six months ended March 31, 2024, as compared to $18,537 for the six months ended March 31, 2023, an increase of $3,298 or 18%. These expenses resulted in net operating losses of $21,835 and $18,537 for the six months ended March 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

During the six months ended March 31, 2024 and 2023, net cash used for operations decreased to $2,174 from $18,824, respectively, for a decrease of $16,650 or 88%. The cash used during the interim period was attributable to general and administrative expenses to run the Company.

During the six months ended March 31, 2024 and 2023, the Company recognized no cash flows from investing activities.

During the six months ended March 31, 2024 and 2023, financing activities generated $2,174 and $18,824 of cash flows, respectively, for a decrease of $16,650 or 88%. The cash flows from financing activities in the interim period were a result of advances from the Company’s CEO to fund operating expenses on behalf of the Company.

As of March 31, 2024, the Company’s operations generated no revenues or cash, and management was the sole source of cash resources. We are dependent upon interim funding provided by management or an affiliated party to pay professional fees and expenses. Our management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by management. As of March 31, 2024, we had no cash.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), both of which roles are performed by Grant Casey, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2024. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2024, due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of March 31, 2024, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the three months ending March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, which sections are incorporated by reference into this report, as the same may be updated from time to time. Prospective investors are encouraged to consider the risks described in our 2023 Form 10-K, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

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

Date: May 20, 2024	Wally World Media, Inc.

	By:	/s/ Grant Casey
Grant Casey
President/Chief Financial Officer

