Form 10-Q
period 2024-06-30
Wally World Media, Inc
filed 2024-08-19
CIK 1555214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 19, 2024, there were 330,483,033 shares of the registrant’s common stock outstanding.

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

3

Item 1. Financial Statements

4

WALLY WORLD MEDIA, INC.

BALANCE SHEETS

(Unaudited)

	As of
	June 30, 2024	September 30, 2023

Assets
Current Assets:
Total current assets	$-	$-

Total Assets	$-	$-

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$23,439	$495
Advances from related parties	97,990	90,810
Total current liabilities	121,429	91,305

Total Liabilities	121,429	91,305

Commitments and Contingencies (Note 5)

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding.	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized, 330,483,033 shares issued and outstanding.	33,048	33,048
Additional paid-in capital	15,705,814	15,705,814
Accumulated deficit	(15,860,291)	(15,830,167)
Total stockholders’ deficit	(121,429)	(91,305)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

WALLY WORLD MEDIA, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-

Operating Expenses:
General and administrative expenses	8,289	6,990	30,124	25,527
Total operating expenses	8,289	6,990	30,124	25,527

(Loss) from Operations	(8,289)	(6,990)	(30,124)	(25,527)

Provision for income taxes	-	-	-	-

Net (Loss)	$(8,289)	$(6,990)	$(30,124)	$(25,527)

Net Loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding	330,483,033	330,483,033	330,483,033	330,483,033

The accompanying notes are an integral part of these financial statements.

WALLY WORLD MEDIA, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three and Nine Months Ended June 30, 2023

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 31, 2023	-	$-	330,483,033	$33,048	$15,705,814	$(15,817,585)	$(78,723)

Net (loss)	-	-	-	-	-	(6,990)	(6,990)
Balance, June 30, 2023	-	$-	330,483,033	$33,048	$15,705,814	$(15,824,575)	$(85,713)

Balance, September 30, 2022	-	$-	330,483,033	$33,048	$15,705,814	$(15,799,048)	$(60,186)

Net (loss)	-	-	-	-	-	(25,527)	(25,527)
Balance, June 30, 2023	-	$-	330,483,033	$33,048	$15,705,814	$(15,824,575)	$(85,713)

The accompanying notes are an integral part of these financial statements.

WALLY WORLD MEDIA, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three and Nine Months Ended June 30, 2024

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 31, 2024	-	$-	330,483,033	$33,048	$15,705,814	$(15,852,002)	$(113,140)

Net (loss)	-	-	-	-	-	(8,289)	(8,289)
Balance, June 30, 2024	-	$-	330,483,033	$33,048	$15,705,814	$(15,860,291)	$(121,429)

Balance, September 30, 2023	-	$-	330,483,033	$33,048	$15,705,814	$(15,830,167)	$(91,305)

Net (loss)	-	-	-	-	-	(30,124)	(30,124)
Balance, June 30, 2024	-	$-	330,483,033	$33,048	$15,705,814	$(15,860,291)	$(121,429)

The accompanying notes are an integral part of these financial statements.

WALLY WORLD MEDIA, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 30,
	2024	2023
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net (Loss)	$(30,124)	$(25,527)
Changes in operating assets and liabilities:
Prepaid expense	-	403
Accounts payable	22,944	-
Net cash (used for) operating activities	(7,180)	(25,124)

Cash Flows from Investing Activities
Net cash (used for) investing activities	-	-

Cash Flows from Financing Activities
Advances from related party	7,180	25,124
Net cash provided by financing activities	7,180	25,124

Net increase (decrease) in cash	-	-
Cash at the beginning of the period	-	-
Cash at the end of the period	$-	$-
	-
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

WALLY WORLD MEDIA, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization and Description of Business

Wally World Media, Inc. (“the Company”, “WLYW”, was incorporated in the State of Nevada on May 17, 2012. The Company was initially a start-up business, engaged primarily in social media software and mobile app development. The Company developed a social media website that we refer to as “YouPop.” Our “YouPop” platform launched for public use in April 2013. On March 19, 2014, we launched reShoot™, a free mobile video camera app for Apple’s iPhone and iPad. reShoot featured patent-pending “on the fly” video editing technology to rewind and re-shoot unwanted portions of video. On July 31, 2014, we launched the Emoji Cam Photo & Video Camera app for Apple’s iPhone and iPad.

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

The Company’s fiscal year-end is September 30.

Critical accounting policies and estimates

Our unaudited financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, our commitments to strategic alliance partners and the timing of the achievement of collaboration milestones. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

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

Note 2. Summary of significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “ASC”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

Management’s Representation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto at September 30, 2023 as presented in the Company’s Annual Report on Form 10-K.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of June 30, 2024, the Company had no cash and an accumulated deficit of $15,860,291.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Recently the Company was being funded by Grant Casey, our CEO, who extended interest-free demand loans to the Company. Historically, the Company raised capital through private placements, to finance working capital needs and may attempt to raise capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to do so until its operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2024 and September 30, 2023, the Company had no cash on hand.

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

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by FASB, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of June 30, 2024, and June30, 2023, the Company had no dilutive common share equivalents outstanding.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that impact the Company’s operations.

Note 3. Related Party Transactions

During the nine months ended June 30, 2024, the Company’s Chief Executive Officer advanced $7,180 to fund the Company’s expenses. These advances are due on demand and bear no interest. These terms and conditions of which may not be indicative of what a third-party investor may agree to. As of June 30, 2024, and September 30, 2023, the Company was indebted to its Chief Executive Officer in the amounts of $97,990 and $90,810, respectively.

Note 4. Stockholders’ Equity (Deficit)

Preferred stock

The Company authorized 50,000,000 preferred shares of $0.0001 par value. Preferred shares may be designated by the Company’s board of directors. There were no preferred shares designated as of June 30, 2024.

Common stock

The Company has authorized 500,000,000 shares of $0.0001 par value, common stock. As of June 30, 2024, 330,483,033 shares of common stock were issued and outstanding.

Note 5. Commitments and Contingencies

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals.

The Company did not have any outstanding contractual commitments or obligations as of June 30, 2024.

Note 6. Subsequent Events

Management has evaluated significant events through the date of these financial statements and determined that none require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This is to advise that the unaudited interim financial information presented in this Quarterly Report on Form 10-Q for the period ended June 30, 2024, has not been reviewed by an outside independent accounting firm as required by the rules of the Securities and Exchange Commission. As a result, this filing is considered to be incomplete and the Company is no longer considered to be timely or current in its filings under the Securities Exchange Act of 1934, as amended. While this filing does not comply with the requirements of Regulation S-X, and should not be interpreted to be a substitute for the review that would normally occur by the Company’s independent registered public accounting firm, management believes that the interim financial information presented herein fairly presents, in all material respects, the financial condition and results of operations of the Company as of the end of and for the referenced periods and may be reasonably relied upon. The Company intends to file an amendment to this Quarterly Report on Form 10-Q as soon as practicable with a review by its independent registered public accounting firm.

The information contained in this quarterly report on Form 10-Q is intended to be read with the information contained in our Annual Report on Form 10-K for the year ended September 30, 2023 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the risk factors described in our Form 10-K for the fiscal year ended September 30, 2023 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

Operating results for the three months ended June 30, 2024 and 2023:

The Company incurred $8,289 of general and administrative expenses for the three months ended June 30, 2024, as compared to $6,990 for the three months ended June 30, 2023. These expenses resulted in net operating losses of $8,289 and $6,990 for the three months ended June 30, 2024 and 2023, respectively. Increases to operating expenses, as compared to the prior period, were driven primarily by increased compliance-related professional fees.

Operating results for the nine months ended June 30, 2024 and 2023:

The Company incurred $30,124 of general and administrative expenses for the nine months ended June 30, 2024, as compared to $25,527 for the nine months ended June 30, 2023. These expenses resulted in net operating losses of $30,124 and $25,527 for the nine months ended June 30, 2024 and 2023, respectively. Increases to operating expenses, as compared to the prior period, were driven primarily by increased compliance-related professional fees.

Going Concern

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

Liquidity and Capital Resources

During the nine months ended June 30, 2024 and 2023, net cash used for operations was $7,180 and $25,124, respectively. The cash used during the interim period was attributable to general and administrative expenses required to maintain the Company’s reporting status.

During the nine months ended June 30, 2024 and 2023, the Company recognized no cash flows from investing activities.

During the nine months ended June 30, 2024 and 2023, financing activities generated $7,180 and $25,124 of cash flows, respectively. The cash flows from financing activities in the interim period were a result of advances from the Company’s CEO to fund operating expenses on behalf of the Company.

As of June 30, 2024, the Company’s operations generated no revenues or cash, and management was the sole source of cash resources. We are dependent upon interim funding provided by management or an affiliated party to pay professional fees and expenses. Our management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by management. As of June 30, 2024, we had $0 in cash.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), both of which roles are performed by Grant Casey, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2024. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2024, due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of June 30, 2024, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the three months ending June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 19, 2024	Wally World Media, Inc.

	By:	/s/ Grant Casey
Grant Casey
President/Chief Financial Officer

