Form 10-Q/A
period 2024-03-31
Wally World Media, Inc
filed 2024-08-22
CIK 1555214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Wally World Media, Inc. (the “Company”) for the quarter ended March 31, 2024 (the “Original Filing” or the “Original 10-Q”), that was originally filed with the U.S. Securities and Exchange Commission on May 20, 2024. As previously disclosed in the Original Filing, because of the dismissal of BF Borgers CPA PC as the Company’s independent registered public accounting firm, described in greater detail in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Original Filing, the unaudited interim financial information presented in the Original 10-Q was not subject to a Statement of Auditing Standards No. 100, or SAS 100, review by an outside independent registered public accounting firm as required by the rules of the Securities and Exchange Commission, or the SEC, and the Original 10-Q was therefore considered incomplete. On June 12, 2024, the Board of Directors of the Company approved the engagement of Astra Audit & Advisory, LLC, to serve as the Company’s new independent registered public accounting firm.

The Amendment is being filed to disclose that Astra Audit & Advisory, LLC, has completed its SAS 100 review of the unaudited interim financial information presented in the Original 10-Q. In addition, the Company has updated the following items of the Original Filing: (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (iii) Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, and 32.1, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are included herein for the readers convenience. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC subsequent to the Original Filing.

2

3

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

4

Item 1. Financial Statements

5

WALLY WORLD MEDIA, INC.

BALANCE SHEETS

(Unaudited)

	As of
	March 31, 2024	September 30, 2023

Assets
Current Assets:
Total current assets	$-	$-

Total Assets	$-	$-

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$20,156	$495
Advances from related parties	92,984	90,810
Total current liabilities	113,140	91,305

Total Liabilities	113,140	91,305

Commitments and Contingencies (Note 5)

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding.	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized, 330,483,033 shares issued and outstanding.	33,048	33,048
Additional paid-in capital	15,705,814	15,705,814
Accumulated deficit	(15,852,002)	(15,830,167)
Total stockholders’ deficit	(113,140)	(91,305)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

WALLY WORLD MEDIA, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-

Operating Expenses:
General and administrative expenses	21,331	8,089	21,835	18,537
Total operating expenses	21,331	8,089	21,835	18,537

(Loss) from Operations	(21,331)	(8,089)	(21,835)	(18,537)

Provision for income taxes	-	-	-	-
Net (Loss)	$(21,331)	$(8,089)	$(21,835)	$(18,537)

Net Loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding	330,483,033	330,483,033	330,483,033	330,483,033

The accompanying notes are an integral part of these financial statements.

WALLY WORLD MEDIA, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three and Six Months Ended March 31, 2023

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2022	-	$-	330,483,033	$33,048	$15,705,814	$(15,809,496)	$(70,634)

Net (loss)	-	-	-	-	-	(8,089)	(8,089)
Balance, March 31, 2023	-	$-	330,483,033	$33,048	$15,705,814	$(15,817,585)	$(78,723)

Balance, September 30, 2022	-	$-	330,483,033	$33,048	$15,705,814	$(15,799,048)	$(60,186)

Net (loss)	-	-	-	-	-	(18,537)	(18,537)
Balance, March 31, 2023	-	$-	330,483,033	$33,048	$15,705,814	$(15,817,585)	$(78,723)

The accompanying notes are an integral part of these financial statements.

WALLY WORLD MEDIA, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three and Six Months Ended March 31, 2024

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2023	-	$-	330,483,033	$33,048	$15,705,814	$(15,830,671)	$(91,809)

Net (loss)	-	-	-	-	-	(21,331)	(21,331)
Balance, March 31, 2024	-	$-	330,483,033	$33,048	$15,705,814	$(15,852,002)	$(113,140)

Balance, September 30, 2023	-	$-	330,483,033	$33,048	$15,705,814	$(15,830,167)	$(91,305)

Net (loss)	-	-	-	-	-	(21,835)	(21,835)
Balance, March 31, 2024	-	$-	330,483,033	$33,048	$15,705,814	$(15,852,002)	$(113,140)

The accompanying notes are an integral part of these financial statements.

WALLY WORLD MEDIA, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net (Loss)	$(21,835)	$(18,537)
Changes in operating assets and liabilities:
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

WALLY WORLD MEDIA, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization and Description of Business

Wally World Media, Inc. (“the Company”, “WLYW”) was incorporated in the State of Nevada on May 17, 2012. The Company was initially a start-up business, engaged primarily in social media software and mobile app development.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “ASC”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP in the United States.

Management’s Representation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto at September 30, 2023 as presented in the Company’s Annual Report on Form 10-K.

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

Because the Company currently has no cash, a history of recurring operating losses, and does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, there is substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Recently the Company was being funded by Grant Casey, a related party, who extended interest-free demand loans to the Company. Historically, the Company raised capital through private placements, to finance working capital needs and may attempt to raise capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to do so until its operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

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

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by FASB ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of March 31, 2024, and March 31, 2023, the Company had no dilutive common share equivalents outstanding.

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

Increases to operating expenses during the three months ended March 31, 2024, as compared to the prior period, were driven primarily by increased compliance-related professional fees.

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

Increases to operating expenses during the six months ended March 31, 2024, as compared to the prior period, were driven primarily by increased compliance-related professional fees.

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

Date: August 22, 2024	Wally World Media, Inc.

	By:	/s/ Grant Casey
Grant Casey
President/Chief Financial Officer

