Form 10-Q/A
period 2024-06-30
Wally World Media, Inc
filed 2024-08-22
CIK 1555214

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Wally World Media, Inc. (the “Company”) for the quarter ended June 30, 2024 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on August 19, 2024. As previously disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Original Filing, the unaudited interim financial information presented in the Original Filing was not subject to a Statement of Auditing Standards No. 100, or SAS 100, review by an outside independent registered public accounting firm as required by the rules of the Securities and Exchange Commission, and the Original Filing was therefore considered incomplete.

The Amendment is being filed to disclose that the Company’s independent registered public accounting firm, has completed its SAS 100 review of the unaudited interim financial information presented in the Original 10-Q. In addition, the Company has updated the following items of the Original Filing: (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (iii) Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, and 32.1, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101.

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

The Company is a development stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, and research into products which may become part of the Company’s product portfolio. The Company has not realized significant sales since inception. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and, even if planned principal operations have commenced, revenues are insignificant.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto at September 30, 2023 as presented in the Company’s Annual Report on Form 10-K.

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

